Form 10-Q
period 2014-06-30
ABCO Energy, Inc.
filed 2014-08-14
CIK 1300938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending June 30, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission file number: 000-55235

ABCO ENERGY, INC.
 (Name of registrant as specified in its Charter)

Nevada	20-1914514
(State of Incorporation)	(IRS Employer Identification No.)

2100 North Wilmot, Tucson, AZ	85712
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	520-777-0511

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐ Accelerated file ☐ Non-accelerated filer ☐ Smaller reporting company ☒.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by the court. Yes ☐ No ☐ N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2014 we had 20,252,788 shares of common stock issued and outstanding and as of July 31, 2014 we had 20,623,788 shares of common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

ABCO ENERGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED

JUNE 30, 2014

Consolidated Balance Sheets: As of June 30, 2014 and as of December 31, 2013 (Unaudited)

Consolidated Statements of Operations: For the Six and Three Months Ended June 30, 2014 and June 30, 2013 (Unaudited)

Consolidated Statement of Stockholders’ Equity: For the Period Beginning December 31, 2011 through the Period Ended June 30, 2014 (Unaudited)

Consolidated Statements of Cash Flows: For the Six Months Ended June 30, 2014 and June 30, 2013 (Unaudited)

Notes to the Consolidated Financial Statements (Unaudited)

ABCO ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2014 AND DECEMBER 31, 2013
(UNAUDITED)

ASSETS	June 30, 2014	Dec. 31, 2013
Current Assets
Cash in bank	$169,397	$92,157
Accounts receivable –net of reserve of $0 – Note 2	88,193	81,418
Inventory and work in process – Note 5	125,359	38,375
Total Current Assets	382,949	211,950
Fixed Assets – Note 8
Vehicles, office furniture & equipment – net of accumulated depreciation	38,933	35,203
Other Assets
Investment in long term leases –Note 7	21,252	21,712
Security deposits – Note 6	7,235	5,190
Total Other Assets	28,487	26,902
Total Assets	$450,369	$274,,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$197,672	$116,600
Note payable – Director – Note 9	60,000	60,000
Total Current Liabilities	257,672	176,600
Total Liabilities	257,672	176,600

Stockholders’ Equity: - Note 10
Common stock, 500,000,000 shares authorized, $0.001 par value, 20,252,788 outstanding at June 30, 2014 and 17,768,574 outstanding at December 31, 2013	$20,253	$17,768
Additional paid in capital in excess of par	1,426,146	1,244,520
Accumulated deficit	(1,253,702)	(1,164,833)
Total Stockholders’ Equity	192,697	97,455
Total Liabilities and Stockholders’ Equity	$450,369	$274,055

See accompanying notes to the financial statements.

ABCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	For the Three Months Ended		For The Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues – Note 2	$420,550	$127,381	$676,323	$342,975
Cost of Sales	247,991	203,768	386,648	323,751
Gross Profit	172,559	(76,387)	289,675	19,224
Operating Expenses:
Selling, General & Administrative	188,979	153,200	364,699	257,685
Loss from operations	(16,420)	(229,587)	(75,024)	(238,461)
Other expenses
Interest on notes payable	11,947	1,945	13,845	2,898
Loss before provision for income taxes	(28,367)	(231,532)	(88,869)	(241,359)
Provision for income tax - Note 1	-	-	-	-
Net loss applicable to common shareholders	$(28,367)	$(231,532)	$(88,869)	$(241,359)
Net loss per share (Basic and fully diluted)	$(0.01)	$(0.01)	$0.01	$(0.01)

Weighted average number of common shares used in the calculation	19,619,002	14,938,662	19,010,681	17,824,662

See accompanying notes to the financial statements.

ABCO ENERGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD BEGINNING DECEMBER 31, 2011
UNTIL THE PERIOD ENDED JUNE 30, 2014
(UNAUDITED)

	Common Stock			Preferred Stock			Total
	Shares	Amount $0.001Par	Addt’l Paid in Capital	Series A Shares Amount		Accumulated Deficit	Stock holders’ Equity
Balance at December 31, 2011	18,129,871	$18,130	$855,274	$0	$0	$(374,130)	$499,274
Common shares issued under private placement offering net of expenses	1,935,763	1,936	172,204				174,140
Legal & administrative expense- public offering			(208,041)				(208,041)
Net (loss) for the period	-	-	-	-	-	(164,119)	(164,119)
Balance at Dec. 31, 2012	20,065,634	20,066	819,437	0	0	(538,249)	301,254
Common shares issued under private placement offering net of expenses	4,302,940	4,302	464,816				469,118
Common shares cancelled	(6,600,000)	(6,600)					(6,600)
Legal & administrative expense- public offering			(39,733)				(39,733)
Net (loss) for the period	-	-	-	-	-	(626,584)	(626,584)
Balance at Dec. 31, 2013	17,768,574	$17,768	$1,244,520	$0	$0	$(1,164,833)	$97,455
Common shares issued under private placement offering net of expenses	2,484,214	2,485	186,626				189,111
Legal & administrative expense- public offering			(5,000)				(5,000)
Net loss for the period	-	-	-	-	-	(88,869)	(88,869)
Balance at June 30, 2014	20,252,788	20,253	$1,426,146	$0	$0	$(1,253,702)	$192,697

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	For The Six Months Ended
	June 30, 2014	June 30, 2013
Cash Flows From Operating Activities:
Net Loss for the period	$(88,869)	$(241,359)
Add back non-cash items -depreciation	8,400	5,493
Adjustments to reconcile net income or (loss) to net cash provided by (used for) operating activities
Accounts receivable (incr.) decr.	(6,775)	55,294
Inventory (incr.) decr.	(86,986)	(87,426)
Other current assets (incr.) decr.		5,470
Accounts payable & accrued expenses - incr. (decr.)	81,072	82,436
Net cash provided ( used for) operating activities	(93,158)	(180,092)
Cash Flows From Investing Activities:
Purchase of vehicles, furniture & equipment	(12,130)	(779)
Principal payments on long term leases rec.	460	520
Product and lease deposits	(2,045)	997
Net cash provided by (used for) investing activities	(13,715)	738
Cash Flows From Financing Activities:
Loans from director		50,000
Proceeds from common stock issuances – net of expenses	184,113	130,461
Net cash provided by financing activity	184,113	180,461
Net Increase (Decrease) in cash	77,240	1,107
Cash At The Beginning Of The Period	92,157	45,785
Cash At The End Of The Period	$169,397	$46,892

Schedule of Non-Cash Investing and Financing Activities - Supplemental Disclosure

Cash paid for interest	$13,845	$2,898

See accompanying notes to the financial statements

ABCO ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Description of Business

Note 1 Overview and Description of the Company

ABCO Energy, Inc. is an installation contractor for alternative energy products that are used in the replacement of fossil fuel energy generation.  ABCO is a Nevada corporation, which maintains offices located in Tucson and Phoenix, Arizona.

ABCO Energy holds 100% of the outstanding common shares of ABCO Solar, Inc., an Arizona corporation, whose business is the installation of solar photovoltaic products, solar thermal products and energy efficient lighting products (LED lighting).

ABCO Energy holds 100% of the outstanding common shares of ABCO Thermal, LLC, an Arizona limited liability company, whose business is the installation of solar hot water and plumbing systems.

ABCO Energy holds 100% of the outstanding common shares of Alternative Energy Finance Corporation (AEFC), a Wyoming and Arizona corporation.  AEFC offers leasing and other financial services for the alternative energy industry.

ABCO Energy, Inc. (the “Company” or “ABCO Energy”) was formerly named “Energy Conservation Technologies, Inc. (ENYC)” and currently trades with the symbol “ABCE”.

ABCO sells and installs Solar Photovoltaic, Solar Thermal products and LED lighting products that are purchased from both USA and offshore manufacturers. We have available and utilize many suppliers of US manufactured solar products from such companies as UP Solar, Sunpower, Mage, Siliken Solar, Westinghouse Solar and others.  We also purchase products from Schuco, Phillips and various Chinese suppliers.  In addition, we purchase from a number of local and regional distributors whose products are readily available and selected for markets and price.

ABCO offers various solar leasing and long term financing programs from Sunpower, NRG, Clean Power Finance, Soligent, UP-Solar, SunWize and AEFC that are offered to ABCO Energy customers and other marketing and installation organizations.

We are operating in Tucson, Phoenix and Williams, Arizona.  We also operate in New York State with an office in NY, NY.  We operate all of our locations as company owned businesses.  Tucson is our warehousing and training facility for all other company operations.

Note 2   Summary of significant accounting policies

Critical Accounting Policies and Use of Estimates

These financial statements consist of the consolidated financial positions and results of operations of both the parent, ABCO Energy, Inc. and the subsidiary companies.  In the opinion of Management, all adjustments necessary for a fair statement of results for the fiscal years presented and for the interim period have been included.  These financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) generally accepted in the United States of America.

GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets. On an on-going basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, inventories, adequacy of allowances for doubtful accounts, valuation of long-lived assets, income taxes, equity-based compensation, litigation and warranties.  The Company bases its estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events.

The policies discussed below are considered by management to be critical to an understanding of the Company’s financial statements.  These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent for other sources.  By their nature, estimates are subject to an inherent degree of uncertainty.  Actual results may differ from those estimates.

Cash and Cash Equivalents
There are only cash accounts included in our cash equivalents in these statements.  For purposes of the statement of cash flows, the Company considers all short-term securities with a maturity of three months or less to be cash equivalents. There are no short term cash equivalents reported in these financial statements.

Property and Equipment
Property and equipment are to be stated at cost less accumulated depreciation.  Depreciation is recorded on the straight-line and accelerated basis according to IRS guidelines over the estimated useful lives of the assets, which range from three to ten years.  Maintenance and repairs are charged to operations as incurred.

Revenue Recognition
The Company generates revenue from sales of solar products, LED lighting, installation services and leasing fees. During the last fiscal year the company had product sales as follows:

Sales Product and Services Description	Six Months June, 2014	Six Months June, 2013	Twelve Months December 31, 2013
Solar PV residential and commercial sales	$653,576	$342,693	$471,585	57%
Solar thermal residential -commercial	22,313		92,611	11%
ABCO LED & energy efficient lighting			256,435	31%
Interest Income	434	282	2,516	1%
Total revenue	$676,323	$342,975	$823,147	100%

The Company recognizes product revenue, net of sales discounts, returns and allowances, in accordance Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”) and ASC 605. These statements establish that revenue can be recognized when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable, and collection is considered probable.

Our revenue recognition is recorded on the percentage of completion method for sales and installation revenue and on the accrual basis for fees and interest income.  We recognize and record income when the customer has a legal obligation to pay.  All of our revenue streams are acknowledged by written contracts for any of the revenue we record.  There are no differences between major classes of customers or customized orders.  We record discounts, product returns, rebates and other related accounting issues in the normal business manner and experience very small number of adjustments to our written contractual sales.  There are no post-delivery obligations because warranties are maintained by our suppliers. Our lease fees are earned by providing services to contractors for financing of solar systems.  Normally we will acquire the promissory note (lease) on a leased system that will provide cash flow for up to 20 years.  Interest is recorded on the books when earned on amortized leases.

Accounts Receivable
The Company recognizes revenue upon delivery of product to customers and does not make bill-and-hold sales.   Contracts spanning reporting periods are recorded on the percentage of completion method for recognition of revenue and expenses.  Accounts receivable includes fully completed and partially completed projects and partially billed statements for completed work and product delivery.

Inventory
Inventory is recorded at cost and is managed on a first in first out method.

Income Taxes
Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of certain assets and liabilities for financial and tax reporting.  Deferred taxes represent the future tax return consequences of those differences, which will be taxable either when the assets and liabilities are recovered or settled.  Deferred taxes also are recognized for net operating losses (NOL) that are available to offset future federal income taxes.  Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax asset and liability accounts.  A deferred tax asset results from the benefit of utilizing the NOL carry-forwards in future years.

Due to the current uncertainty of realizing the benefits of the tax NOL carry-forward, a valuation allowance equal to the tax benefits for the deferred taxes has not been established. The full realization of the tax benefit associated with the carry-forward depends predominately upon the Company's ability to generate taxable income during future periods, which is not assured.

We have adopted FIN 48, Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109 (“FIN48”). FIN 48 clarifies the accounting for uncertainty in tax positions by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. During the periods presented in this report there were no changes in our unrecognized tax benefits.

Fair Values of Financial Instruments
ASC 825 requires the Corporation to disclose estimated fair value for its financial instruments.  Fair value estimates, methods, and assumptions are set forth as follows for the Corporation’s financial instruments.  The carrying amounts of cash, receivables, other current assets, payables, accrued expenses and notes payable are reported at cost but approximate fair value because of the short maturity of those instruments.

Stock-Based Compensation
The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.  The company has no stock based compensation reported in these financial statements.

Effects of Recently Issued Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) (now contained in FASB Codification Topic 805- Business Combinations). Among other changes, SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction at fair value; and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, including earn-out provisions. Effective January 1, 2009, the Company adopted SFAS No. 141(R).  The adoption of SFAS No. 141(R) has not had and is not expected to have a material impact on the results of operations and financial position.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP.  With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company has evaluated the new statement and has determined that it will not have a significant impact on the determination or reporting of its financial results.

Per Share Computations
Basic net earnings per share are computed using the weighted-average number of common shares outstanding.  Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and the dilutive potential common shares outstanding during the period.

Reclassification
Certain reclassifications have been made to conform to prior periods’ data to the current presentation. These reclassifications had no effect on reported income.

Note 3 Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company incurred accumulated net losses from inception through the period ended June 30, 2014 of $1,253,702.  In addition, the Company's development activities since inception have been financially sustained through capital contributions from shareholders.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock or through debt financing and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 4 Share Exchange Agreements between ABCO Energy, Inc. and Energy Conservation Technologies, Inc. (ENYC)

On July 1, 2011 Energy Conservation Technologies, Inc. (ENYC) completed a share exchange agreement (SEA) to exchange ENYC shares for 100 % of the common shares of ABCO Energy.  The Company has accounted for this transaction utilizing the purchase method as directed in SFAS 141 and FASB Statement No. 38.

As a result of the SEA, the outstanding shares of ENYC as of June 30, 2011 were restated in a one for twenty three (1 for 23) reverse division prior to the exchange, equaling approximately 9% of the post-exchange outstanding ABCO common shares. The result of the reverse split was a reissue of all pre-acquisition shares of ENYC with ABCO shares.

The share exchange agreement resulted in the issuance of the following shares:

Issued to	Issued for	Number of shares
Management of ENYC (1) (Cancelled in 2013)	Inventory – subject to escrow agreement	0
To be issued to management and insiders	Shares exchanged	112,849
To be issued to ENYC preferred shareholder	Preferred share conversion	124,254
To be issued to non-management ENYC shareholders	Common shares exchanged	538,627
Total shares issued	Exchanged shares total	775,730

(1) The controlling shareholders of pre-exchange ENYC agreed to purchase the inventory of ENYC for cash after closing of the SEA.  A total of 600,000 restricted shares will be held in escrow until the payment to the company of $92,248 or these shares will be cancelled for non-payment.  This group of shares was canceled in 2013 in exchange for the inventory by mutual agreement resulting in a net acquisition issue of 775,730 shares.

ABCO Energy pre-acquisition shareholders were issued 13,957,708 shares of the post-acquisition company.

An additional 120,000 shares were issued to consultants who were instrumental in the completion of the transaction. The value of $120 ($0.001 per share (par)) for this service has been charged to expense in the transaction.

The predecessor to ABCO Energy, the private company, was liquidated after transferring all of its assets to ENYC.  The private company owned the wholly owned subsidiaries, ABCO Solar and AEFC prior to the exchange agreement.

Note 5 Inventory and work in process

The company records inventory at cost and uses the first in first out method to charge inventory to operations.  Work in process consists of costs recovered and revenue earned on projects on a percentage of completion method for work performed on contracts signed during the six months ended June 30, 2014. The total of inventory and work in process was $125,359 as of June 30, 2014.

Note 6 Security deposits and Long Term Commitments

The Company has paid security deposits on the three rented spaces it occupies for offices and warehouse which total $7,235 on June 30, 2014 and $5,190 on December 31, 2013.

ABCO lease a 1,200 square foot office and warehouse in an industrial park in Phoenix Arizona for a monthly rental of $1,254 which expires on February 28, 2016.  The aggregate total rent due on this lease through expiration is $25,080.

There is no lease on the Williams, Arizona property because this office is located in the office of a Director and no lease has been established. The NY office lease has expired and the Company has moved the office to a consultant’s home.

On May 1, 2014 the Company rented office and warehouse space at 2100 N. Wilmot #211, Tucson, Arizona 85712.  This facility consists of 3,600 square feet and the two year lease has a forward commitment of $56,700 with an option to cancel one third of the rental after six months.

Note 7 Alternative Energy Finance Corporation (AEFC)

AEFC is a wholly owned subsidiary of ABCO Energy.  AEFC provides funding for leases of photovoltaic systems.  AEFC finances its leases from cash payments from its own cash or from single payments or long term leases from lessees.  Long term leases recorded on the consolidated financial statements were $21,252 and $21,712 at June 30, 2014 and December 31, 2013 respectively. The aggregate total of leases receivable over the entire term including inputted interest at 8% internal rate of return is approximately $38,333 and $40,897 at June 30, 2014 and December 31, 2013 respectively.

Note 8 Property and equipment

The Company has acquired all of its office and field work equipment with cash payments and do not owe any liens or mortgages.  These assets consist of vehicles, office furniture, tools and various equipment items and the totals are as follows:

Asset	June 30, 2014	December 31, 2013
Equipment	$84,438	$72,308
Accumulated depreciation	45,505	37,105
Net Fixed Assets	$38,933	$35,203

Note 9 Note Payable Officer

Officer’s loan is a demand note totaling $60,000 and $60,000 as of June 30, 2014 and December 31, 2013 respectively.  This note provides for interest at 12% per annum and is unsecured.  Notes payable to the Director resulted in an interest charge of $3,635 and $7,240 for the period ended June 30, 2014 and December 31, 2013 respectively.

Note 10 Stockholder’s Equity

ABCO Energy was incorporated on July 29, 2004.  Its subsidiary and predecessor ABCO Solar, Inc. was incorporated October 8, 2008 and capitalized for the sum of $10,000 and the Founders were issued 10,000,000 restricted common shares for organizational efforts.  The capitalization sum of $10,000 was charged to compensation, common stock and additional paid in capital.  On December 31, 2010 an ABCO director converted a promissory note in the amount of $50,000 into 1,000,000 shares of common stock.  These transactions resulted in total common stock equity of $60,000.

On March 2, 2010, the Company began a private placement of an 8% Series A Convertible Preferred Stock (“Preferred Stock”) offering which was offered only in the European markets.  All preferred shares sold in this offering were convertible to common stock upon the event of going public on USA markets.  The Preferred Stock had an interest requirement of 8% per annum which ceased upon the conversion to common or when held for 12 months.  This offering was terminated as of March 31, 2011.  Effective July 1, 2011, all of the Preferred Stock was converted to common shares.  The conversion resulted in the issue of 2,957,708 common shares with a net capitalized value of $403,018 after related offering expenses.

Effective July 1, 2011 the Company entered into the Share Exchange Agreement (SEA) with ENYC, traded over the counter under the symbol ENYC.OTC.  As a result of the SEA, the Company’s pre-acquisition shareholders and consultants retained ownership of 1,375,730 shares and 120,000 shares respectively.  The owners elected to retain the inventory and accordingly canceled 600,000 shares of common stock in 2013 as a condition of the SEA.

In August 2011, the Company began a second European private placement offering of restricted common stock to non USA citizens only.  The offering consisted of up to 5,000,000 shares of common stock offered at the price of $0.40 USD per share.  As of December, 2013, the Company had sold 4,841,856 shares.

In March 1, 2013 the Company began a third European private placement offering of restricted common stock to non USA citizens only.  The offering consisted of up to 8,000,000 shares of common stock offered at the price of $0.33 USD per share.  As of June 30, 2014, the Company had sold 6,723,826 shares.

ABCO settled a substantial legal billing for the preparation of the Regulation A offering and its FINRA applications with the issuance of 50,000 shares of restricted common stock.  The shares were recorded at par during the 2013 and resulted in a reduction in legal fees expense and an increase in equity.

On March 18, 2013 the company founder cancelled the original issue 6,000,000 shares to satisfy a requirement for FINRA approval of the company merger, name change and roll back of ENYC shares. Additional shares sold plus this action resulted in the total number of common shares outstanding to be 20,252,788 and 17,768,574 as of June 30, 2014 and December 31, 2013 respectively.

Note 11 Legal Matters

On June 5, 2014, the Arizona Superior Court entered a Judgment (“AZ Judgment”) affirming the ruling of the Arizona Corporate Commission (“ACC”) dated March 21,2013.  The AZ Judgment states that Westcap, jointly and severally with the other defendants, is ordered to pay the $15,000 penalty to the ACC along with offering rescission (“Rescission Offer”) to the 24 shareholders who received stock under the initial Westcap Reg. S offering.  The Arizona Judgment does not name the Company.  A Notice of Appeal has been filed on behalf of Westcap and the other defendants with the Arizona Court of Appeals. The filing of this Notice does not stay the enforcement of AZ Judgment.  Westcap, under the AZ Judgment, had until August 4, 2014, to commence the Rescission Offer to the 24 shareholders who are now Company shareholders.  It has been the Company’s opinion that the defense of the legal position of all defendants is in the best interest of all shareholders and therefore, the Company has paid legal fees during 2013 totaling $23,785.

The Company previously offered rescission voluntarily to the 21 of the 24 old Westcap shareholders who could be reached, and none elected to accept the rescission offer.  The Company believes that the ACC mandated rescission offer to the same 24 shareholders will ultimately not have an adverse impact on the Company’s financial condition.  Accordingly, the Company has not recorded a liability on the legal matter. If Westcap and the other defendants fail to comply with the provisions of the AZ Judgment, i.e., pay the penalties and complete the Rescission Offer, then under the terms of the AZ Judgment, $388,495 plus interest at 4% from June 5, 2014, shall become immediately due and payable by such defendants to the State of Arizona.

In August of 2014, the ACC refused to allow the Company to participate in any rescission pursuant to the AZ Judgment on the grounds the Company was not a party to the ACC action and therefore had no involvement in the rescission requirement.  As of August 4, 2014, the deadline for rescission requirements, the Arizona Corporate Commission has refused to act or make a decision for action even though all materials had been presented to them for the completion of the rescission. In light of the ACC refusal to even evaluate rescission documents prepared by the Company, the Company has informed the ACC that it will take no further action with respect to the ACC Judgment at this time.

Note 12 Other matters

On August 29, 2013 the Securities and Exchange Commission approved the ABCO Energy, Inc. Regulation A offering documents, as amended, so that the Company may offer shares of free trading common stock for capital raising purposesThe Company is presently in the process of completing this financing.   Legal fees relating to the Regulation A offering, blue sky registrations with states and other fund raising expenses were charged to additional paid in capital in the amount $5,000 for the six months ended June 30, 2014 and $39,733 and $208,041 during the years ended December 31, 2013 and 2012 respectively.

Note 13 Warranties of the Company

ABCO Energy provides a five and ten year workmanship warranties for installed systems that cover labor and installation matters only.  All installed products are warranted by the manufacturer.  In the last four years of operations, all claims on workmanship have been handled expeditiously and inexpensively by the company.  Management does not consider the warranty as a significant or material risk.

Note 14 Subsequent Events

None

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENT NOTICE:

This quarterly report on Form 10-Q and our future filings with the Securities and Exchange Commission contain many forward-looking statements, which involve risks and uncertainties, such as our plans, objective, expectations and intentions. You can identify these statements by our use of words such as “may,” “expect”, “believe”, “anticipate”, “intend”, “could”, “estimate”, “continue”, “plans”, or other similar words or phrases. Some of these statements include discussions regarding our future business strategy and our ability to generate revenue, income, and cash flow. We wish to caution the reader that all forward-looking statements contained in this Form 10-Q are only estimates and predictions. Our actual results could differ materially from those anticipated as a result of risk facing us or actual events differing from the assumptions underlying such forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to update any of these factors or to publicly announce any change to our forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise.

RESULTS OF OPERATIONS - OVERVIEW

As of June 30, 2014, we operated in three locations in Arizona and an office in NY, NY. The Company plan is to expand to more locations in North America in the next year. We believe that the solar and energy efficiency business functions better if the employees are local individuals working and selling in their own community.  Our customers have indicated a preference for dealing with local firms and we will continue our focus on company-owned integrated product and services offices. Once a local firm is established, growth tends to come from experience, quality and name recognition.  This will result in larger contracting jobs, statewide expansion and growth in revenue.  We remain committed to high quality operations.

THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THREE MONTHS ENDED JUNE 30, 2013.

Our discussion of operating results for the three months ended June 30, 2014 and June 30, 2013 are presented below with major category details of revenue and expense including the components of operating expenses.

Sales consist of photovoltaic products and LED lighting products and installation during both periods for the three months ended June 30, 2014 and for the three months ended June 30, 2013. We have also sold a number of our proprietary LED solar street lights and revenue from this project was recorded during the current period.

Sales for the three months ended June 30, 2014 were $420,550 as compared to $127,381 for the same three months in 2013. The Solar sales revenue in 2013 reflected changing market conditions in the financing of solar installations and a slowdown or reduction in utility incentives offered to residential and commercial buyers.  ABCO has worked diligently to overcome these changes by focusing on large commercial applications and the increased interest of business and government in the LED lighting contracts. This has resulted in larger sales revenue in 2014.

Cost of sales was 59% of revenues in 2014 and 160% of revenues in 2013.  The change is insignificant but expected to remain unstable under the current market conditions.  Gross margins were 41% and (60) % of revenue respectively for the two three month periods.

Total operating expenses were 45% of revenues in 2014 and (120) % of revenues for the same period in 2013.  Fixed costs prevented the company from cutting more expenses but the major variable expenditures were reduced to match sales reductions for the period.

Net loss for the three months period ended June 30, 2014 was $(28,367) as compared to the net loss of $(231,532) for the same three month period ended June 30, 2013.  Sales reductions and fixed costs created the reduction from one year to the next.

SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO SIX MONTHS ENDED JUNE 30, 2013.

Our operating results for the six months ended June 30, 2014 and June 30, 2013 are presented below with major category details of revenue and expense including the components of operating expenses.

Sales consist of photovoltaic products and LED lighting products and installation during both periods for the six months ended June 30, 2014 and for the six months ended June 30, 2013.

Sales for the six months ended June 30, 2014 were $676,323 as compared to $342,975 for the same six months in 2013. The Solar sales revenue in 2013 reflected changing market conditions in the financing of solar installations and a slowdown or reduction in utility incentives offered to residential and commercial buyers.  ABCO has worked diligently to overcome these changes by focusing on large commercial applications and the increased interest of business and government in the LED lighting contracts. This has resulted in larger sales revenue in 2014.

Cost of sales was 57% of revenues in 2014 and 95% of revenues in 2013.  The change is insignificant but expected to remain unstable under the current market conditions.  Gross margins were 43% and 6% of revenue respectively for the two six month periods.

Total operating expenses were 54% of revenues in 2014 and 75% of revenues for the same period in 2013.  Fixed costs prevented the company from cutting more expenses but the major variable expenditures were reduced to match sales reductions for the period.

Net loss for the six months period ended June 30, 2014 was $(88,869) as compared to the net loss of $(241,359) for the same six month period ended June 30, 2013.  Sales reductions and fixed costs created the reduction from one year to the next

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements have been for carrying cost of accounts receivable after completion of contracts.  The industry habitually requires the solar contractor to wait for the utility rebate and in order to be paid for the contracts. This process can easily exceed 90 days and requires the contractor to pay all or most of the cost of the project without assistance from suppliers. Our working capital at June 30, 2014 was $125,277 and it was $544,445 at June 30, 2013.  This decrease of $419,168 was primarily caused by losses from operations during the year ended December 31, 2013. Bank financing has not been available to the Company.  Our supplier lines of credit have increased in this period due to our working capital and credit experience, however our accounts payable are significantly higher.  We have been able to borrow $60,000 from one of our Directors to increase working capital during the first quarter of 2013 and this will remain a source of limited capital for the future.

STATEMENTS OF CASH FLOWS

During the six months ended June 30, 2014 our net cash used by operating activities was $(93,158) and comparatively the net cash used by operating activities in the six months ended June 30, 2013 was $(180,092). Net cash used by operating activities in the period ended June 30, 2014 consisted primarily of net income from operations adjusted for non-cash expenses and an increase in accounts payable and accrued expenses.

Net cash used in investing activities for the six months ended June 30, 2014 and 2013 was $13,715 and $738 respectively due to receipt of principal on leases, acquisitions of equipment and deposits on leaseholds.  Net cash provided by financing activities for the six months ended June 30, 2014 and 2013 was $184,113 and $180,461 respectively. Net cash provided by financing activities for 2014 and 2013 resulted primarily from the sale of common stock and a loan from a Director.

Cash flows from Financing Activities were reduced by legal and other costs of SEC Regulation A offering circular, Blue Sky registrations in various states and other offering expenses that aggregated a total of $5,000 for the six months ended June 30, 2014. (See Note 11)

ABCO Energy has very little contracted lease obligations or long term debt.  At June 30, 2014 and December 31, 2013 the company owed Officers and Directors $60,000 and $60,000 respectively on demand notes. The 2013 note was increased by $50,000 in the first quarter of 2013.

Since our inception on August 8, 2008 through June 30, 2014 we have incurred net operating losses of $(1,253,702) including the six months period ended June 30, 2014. Our cash and cash equivalent balances were $169,397 for the period ended June 30, 2014. At June 30, 2014 we had total liabilities of $257,672 as compared to $176,600 at December 31, 2013.  This indicates an increase of our liabilities in the amount of $81,072 during this period.

We plan to satisfy our future cash requirements – primarily the working capital required for the marketing of our services and to offset legal and accounting fees – by additional financing. This will likely be in the form of future debt or equity financing.

PLAN OF OPERATION

Based on our current operating plan, we have sufficient working capital to sustain operations for the short term if we do not expand our business.  We will not however, be able to reach our goals and projections for multistate expansion without a cash infusion.  We expect that our revenue will increase at a steady pace and that this volume of business will result in profitable operations in the future.  We have been able to raise sufficient capital through the sale of our common shares and we have paid off nearly all of our debt other than trade creditors due in the normal course of business.  We have continued to raise funds through the sale of common shares and feel that our capital requirements will be completed with the Regulation A offering or other financing sources.  We will use these funds for fees and expenses related to this offering and to sustain our business over the next year. Management will not expand the business until adequate working capital is provided.  Our ability to maintain sufficient liquidity is dependent on our ability to continue profitable operations or to raise additional capital.

Based on our current operating plan, we expect to generate revenue that is sufficient to cover our expenses for the next twelve months. In addition, we have sufficient cash and working capital to execute our operations but will need to obtain additional financing to expand our business for the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman/CEO and the Chief Financial Officer concluded that our disclosure controls and procedures are not currently effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings. The Company is attempting to expand such control and procedures, however, due to a limited number of resources the complete segregation of duties is not currently in place.

(b) Changes in Internal Control.

Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

(c) Limitations.

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. However, we believe that our disclosure controls and procedures are designed to provide reasonable assurance of achieving this objective. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II-OTHER INFORMATION
Item 1.  Legal Proceedings

On June 5, 2014, the Arizona Superior Court entered a Judgment (“AZ Judgment”) affirming the ruling of the Arizona Corporate Commission (“ACC”) dated March 21, 2013.  This means that the Company, a successor in interest to Westcap Energy, Corp. (“Westcap”) may have successor liability and may be required to participate in the rescission process; however there is no judgment or order against the Company.  The AZ Judgment states that Westcap, jointly and severally with the other defendants, is ordered to pay the $15,000 penalty to the ACC along with offering rescission (“Rescission Offer”) to the 24 shareholders who received stock under the initial Westcap Reg. S offering.  A Notice of Appeal has been filed on behalf of Westcap and the other defendants with the Arizona Court of Appeals. The filing of this Notice does not stay the enforcement of AZ Judgment.  Westcap, under the AZ Judgment, has sixty (60) days from June 5, 2014, to commence the Rescission Offer to the 24 shareholders who are now Company shareholders.  It has been the Company’s opinion that the defense of the legal position of all defendants is in the best interest of all shareholders and therefore has paid legal fees during 2013 totaling $23,785.

The Company previously offered rescission voluntarily to the 21 of the 24 old Westcap shareholders who could be reached, and none elected to accept the rescission offer.  The Company believes that the ACC mandated rescission offer to the same 24 shareholders will ultimately not have an adverse impact on the Company’s financial condition.  Accordingly, the Company has not recorded a liability on the legal matter. If Westcap and the other defendants fail to comply with the provisions of the AZ Judgment, i.e., pay the penalties and complete the Rescission Offer, then under the terms of the AZ Judgment, $388,495 plus interest at 4% from June 5, 2014, shall become immediately due and payable to the State of Arizona.

In August of 2014, the ACC refused to allow the Company to participate in any rescission pursuant to the AZ Judgment on the grounds the Company was not a party to the ACC action and therefore had no involvement in the rescission requirement.  As of August 4, 2014, the deadline for rescission requirements, the Arizona Corporate Commission has refused to act or make a decision for action even though all materials had been presented to them for the completion of the rescission. In light of the ACC refusal to even evaluate rescission documents prepared by the Company, the Company has informed the ACC that it will take no further action with respect to the ACC Judgment at this time.

Item 1A. Risk Factors

Not Applicable.

Item 2 Unregistered Sale of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2014, we issued 912,245 shares of Common Stock for $158,901 net of expenses in private Regulation S transactions in reliance of the exemption from registration contained in Regulation S under the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

Exhibits Index

31.1 Section 302 Certification of Chief Executive Officer
31.2 Section 302 Certification of Chief Financial Officer
32.1 Section 906 Certification of Chief Executive Officer
32.2 Section 906 Certification of Chief Financial Officer

101.INS XBRL Instance Document*
101.SCH XBRL Taxonomy Extension Schema*
101.CAL XBRL Taxonomy Extension Calculation Linkbase*
101.DEF XBRL Taxonomy Extension Definition Linkbase*
101.LAB XBRL Taxonomy Extension Label Linkbase*
101.PRE XBRL Taxonomy Extension Presentation Linkbase*

* To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

August 14, 2014

ABCO ENERGY, INC

/s/ Charles O’Dowd
Charles O’Dowd
Title: President &
Chief Executive Officer (CEO)

/s/ Charles O’Dowd
Charles O’Dowd
Chief Financial Officer (CFO)
Principal Accounting Officer (PAO)