Form 10-Q/A
period 2014-06-30
ABCO Energy, Inc.
filed 2014-08-20
CIK 1300938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2014 (“Form 10-Q”) of ABCO Energy, Inc. (the “Company”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2014, is solely to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.  Exhibit 101 to this Amendment No. 1 to Form 10-Q furnishes the following items in Extensible Business Reporting Language:  (i) the Company’s Consolidated Balance Sheets as of June 30, 2014 and as of December 31, 2013 (Unaudited), (ii) the Company’s Consolidated Statements of Operations for the Six and Three Months Ended June 30, 2014 and June 30, 2013 (Unaudited), (iii) the Company’s Consolidated Statement of Stockholders’ Equity for the Period Beginning December 31, 2011 through the Period Ended June 30, 2014 (Unaudited), (iv) the Company’s Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and June 30, 2013 (Unaudited) and (v) the Notes to the Consolidated Financial Statements (Unaudited).

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above.  This Amendment No. 1 to Form 10-Q does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Item 6. Exhibits

Exhibits Index

31.1 Section 302 Certification of Chief Executive Officer*
31.2 Section 302 Certification of Chief Financial Officer*
32.1 Section 906 Certification of Chief Executive Officer*
32.2 Section 906 Certification of Chief Financial Officer*

101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema
101.CAL XBRL Taxonomy Extension Calculation Linkbase
101.DEF XBRL Taxonomy Extension Definition Linkbase
101.LAB XBRL Taxonomy Extension Label Linkbase
101.PRE XBRL Taxonomy Extension Presentation Linkbase

* Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

August 20, 2014

ABCO ENERGY, INC

/s/ Charles O’Dowd
Charles O’Dowd
Title: President &
Chief Executive Officer (CEO)

/s/ Charles O’Dowd
Charles O’Dowd
Chief Financial Officer (CFO)
Principal Accounting Officer (PAO)