Form 10-Q/A
period 2014-06-30
ABCO Energy, Inc.
filed 2014-09-26
CIK 1300938

As filed with the Securities  and Exchange Commission on September 26, 2014
File No:  000-55235

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q/A
  AMENDMENT NO. 2

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

As of June 30, 2014 we had 20,252,788 shares of common stock issued and outstanding and as of August 31, 2014 we had 20,937,181 shares of common stock issued and outstanding.

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

RESULTS OF OPERATIONS - OVERVIEW

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

Sales for the three months ended June 30, 2014 were $420,550 as compared to $127,381 for the same three months in 2013. The Solar sales revenue in 2013 reflected changing market conditions in the financing of solar installations and a reduction in utility incentives offered to residential and commercial buyers..  ABCO has worked diligently to overcome these changes by focusing on large commercial applications and the increased interest of business and government in the LED lighting contracts.

Cost of sales was 59% of revenues in 2014 and 160% of revenues in 2013.   Gross margins were 41% and a negative 60 % of revenue respectively for the two three month periods.

Total operating expenses were 45% of revenues in 2014 and 120 % of revenues for the same period in 2013.  Net loss for the three months period ended June 30, 2014 was $(28,367) as compared to the net loss of $(231,532) for the same three month period ended June 30, 2013.  Increased sales revenue and gross margin in the period ended June 30 2014 produced more cash from operations to pay our expenses.  Our operating expenses for this period were higher than the comparative period in 2013, but not as a percentage of total sales.  This combination of factors reduced the operating loss for the period ending June 30, 2014 as compared to June 30, 2013.

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

Sales for the six months ended June 30, 2014 were $676,323 as compared to $342,975 for the same six months in 2013. The Solar sales revenue in 2013 reflected changing market conditions in the financing of solar installations and a reduction in utility incentives offered to residential and commercial buyers.  ABCO has worked diligently to overcome these changes by focusing on large commercial applications and the increased interest of business and government in the LED lighting contracts. This has resulted in larger sales revenue in 2014.  We have no reason to believe that any such change will have a material adverse effect on our liquidity.

Cost of sales was 57% of revenues in 2014 and 95% of revenues in 2013.  The change is insignificant but expected to remain unstable under the current market conditions.  Gross margins were 43% and 6% of revenue respectively for the two six month periods.

Total operating expenses were 54% of revenues in 2014 and 75% of revenues for the same period in 2013.    Net loss for the six months period ended June 30, 2014 was $(88,869) as compared to the net loss of $(241,359) for the same six month period ended June 30, 2013.  The increase in sales revenue and gross profit margins reduces our losses.  Our operating expenses for this period were higher than the comparative period in 2013, but not as a percentage of total sales.  This combination of factors reduced the operating loss for the period ending June 30, 2014 as compared to June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements have been for carrying cost of accounts receivable after completion of contracts.  The industry habitually requires the solar contractor to wait for the utility rebate and in order to be paid for the contracts. This process can easily exceed 90 days and requires the contractor to pay all or most of the cost of the project without assistance from suppliers. Our working capital at June 30, 2014 was $125,277 and it was $544,445 at June 30, 2013.  This decrease of $419,168 was primarily caused by losses from operations during the year ended December 31, 2013. Bank financing has not been available to the Company but we have been able to increase our credit lines with our suppliers because of good credit.  There are no material covenants on our credit lines, normally due in 30 days, since they are standard in the industry and the balances vary on a daily basis.

STATEMENTS OF CASH FLOWS

In financial accounting, the cash flow statement also known as a statement of cash flows  is a financial statement that shows how changes in balance sheet accounts and income affect cash and cash equivalents, and breaks the analysis down to operating, investing and financing activities. Essentially, the cash flow statement is concerned with the flow of cash in and out of the business. The statement captures both the current operating results and the accompanying changes in the balance sheet.  As an analytical tool, the statement of cash flows is useful in determining the short-term viability of a company, particularly its ability to pay bills.

The cash flow statement reflects a firm's liquidity.
The balance sheet is a snapshot of a firm's financial resources and obligations at a single point in time.
The income statement summarizes a firm's financial transactions over an interval of time.

These last two financial statements reflect the accrual basis accounting used by firms to match revenues with the expenses associated with generating those revenues.

The cash flow statement includes only inflows and outflows of cash and cash equivalents; it excludes transactions that do not directly affect cash receipts and payments. These non-cash transactions include depreciation or write-offs on bad debts or credit losses to name a few. The cash flow statement is a cash basis report on three types of financial activities: operating activities, investing activities, and financing activities. Non-cash activities are usually reported in footnotes.

The cash flow statement is intended to:

1.	provide information on a firm's liquidity and solvency and its ability to change cash flows in future circumstances
2.	provide additional information for evaluating changes in assets, liabilities and equity
3.	improve the comparability of different firms' operating performance by eliminating the effects of different accounting methods
4.	indicate the amount, timing and probability of future cash flows

The cash flow statement has been adopted as a standard financial statement because it eliminates allocations, which might be derived from different accounting methods, such as various timeframes for depreciating fixed assets.

STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30 2014 AND 2013

During the six months ended June 30, 2014 our net cash used by operating activities was $(93,158) and comparatively the net cash used by operating activities in the six months ended June 30, 2013 was $(180,092). Net cash used by operating activities in the period ended June 30, 2014 consisted primarily of net losses from operations $(88,869) for 2014 as compared to $(241,359) for 2013.  Depreciation adjustments were of non-cash expenses were $8,400 and $5,493 for each year respectively.  The Company experienced an increase in accounts payable of $81,072 and $82,436 for each year respectively.  This is primarily due to increases in sales for 2014 requiring more credit from our suppliers and slower credit payments from the Company during the 2013 period.  The corresponding increases in inventory and accounts receivable reflect cash required because of growth in sales during each period.  The decrease in Accounts receivable during the period ended June 30, 2013 reflected the decrease in sales during the period from higher sales in the 2012 prior period.

Net cash used in investing activities for the six months ended June 30, 2014 and 2013 was $(13,715) and $738 respectively due to receipt of principal on leases, acquisitions of equipment and deposits on leaseholds.  Net cash provided by financing activities for the six months ended June 30, 2014 and 2013 was $184,113 and $180,461 respectively. Net cash provided by financing activities for 2014 resulted primarily from the sale of common stock and in 2013 resulted primarily from the sale of common stock and a loan from a Director in the first quarter of 2013.

Cash flows from Financing Activities were reduced by legal and other costs of SEC Regulation A offering circular, Blue Sky registrations in various states and other offering expenses that aggregated a total of $5,000 for the six months ended June 30, 2014. (See Note 11)

ABCO Energy has very little contracted lease obligations or long term debt.  At June 30, 2014 and December 31, 2013 the Company owed a Director $60,000 and $60,000 respectively on demand notes.  The Director loaned the Company $10,000 during 2012 and $50,000 during the first quarter of 2013.  This demand note provides for interest at 12% per annum and is unsecured.

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

Net cash used in investing activities for the six months ended June 30, 2014 and 2013 was $(13,715) and $738 respectively due to receipt of principal on leases, acquisitions of equipment and deposits on leaseholds.  Net cash provided by financing activities for the six months ended June 30, 2014 and 2013 was $184,113 and $180,461 respectively. Net cash provided by financing activities in 2014 and in 2013 resulted from the sale of common stock and a loan from a Director.

Cash flows from Financing Activities were reduced by legal and other costs of SEC Regulation A offering circular, Blue Sky registrations in various states and other offering expenses that aggregated a total of $5,000 for the six months ended June 30, 2014.

STATEMENTS OF CASH FLOWS

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

We plan to satisfy our future cash requirements – primarily the working capital required for the marketing of our services and to offset legal and accounting fees – by additional financing. This will likely be in the form of future debt or equity financing. There is no guarantee that the Company will be able to obtain adequate capital from these sources or at all.

PLAN OF OPERATION

Based on our current financial position, we cannot anticipate whether we will have sufficient working capital to sustain operations for the next year if we do not raise additional capital.  We will not however, be able to reach our goals and projections for multistate expansion without a cash infusion.   We have been able to raise sufficient capital through the sale of our common shares and we have paid off nearly all of our debt considering that our trade creditors are due in the normal course of business.   Management will not expand the business until adequate working capital is provided.  Our ability to maintain sufficient liquidity is dependent on our ability to attain profitable operations or to raise additional capital. We have no anticipated timeline for obtaining neither additional financing nor the expansion of our business.  We will continue to keep our expenses as low as possible and keep our operations in line with available working capital as long as possible.  There is no guarantee that the Company will be able to obtain adequate capital from any sources, or at all.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman/CEO and the Chief Financial Officer concluded that our disclosure controls and procedures are not currently effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings. The Company is attempting to expand such controls and procedures, however, due to a limited number of resources the complete segregation of duties is not currently in place.

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

In August of 2014, the ACC refused to allow the Company to participate in any rescission pursuant to the AZ Judgment on the grounds the Company was not a party to the ACC action and therefore had no involvement in the rescission requirement.  As of August 4, 2014, the deadline for rescission requirements, the Arizona Corporate Commission has refused to act or make a decision for action even though all materials had been presented to them for the completion of the rescission. In light of the ACC refusal to even evaluate rescission documents prepared by the Company, the Company has informed the ACC that it will take no further action with respect to the ACC Judgment at this time and the Company has not recorded a liability on the Arizona judgment on its books.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2014, we issued 712,245 shares of Common Stock for $62,849 net of expenses in private Regulation S transactions in reliance of the exemption from registration contained in Regulation S under the Securities Act of 1933, as amended.

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

September 26, 2014

ABCO ENERGY, INC

/s/ Charles O’Dowd
Charles O’Dowd
Title: President &
Chief Executive Officer (CEO)

/s/ Charles O’Dowd
Charles O’Dowd
Chief Financial Officer (CFO)
Principal Accounting Officer (PAO)