Form 10-Q/A
period 2014-06-30
ABCO Energy, Inc.
filed 2014-11-04
CIK 1300938

As filed with the Securities and Exchange Commission on November 4 , 2014
File No:  000-55235

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q/A
  AMENDMENT NO. 3

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

As of June 30, 2014 we had 20,252,788 shares of common stock issued and outstanding and as of September 30, 2014 we had _____________ shares of common stock issued and outstanding.

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

RESULTS OF OPERATIONS – OVERVIEW

THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THREE MONTHS ENDED JUNE 30, 2013.

Our discussion of operating results for the three months ended June 30, 2014 and June 30, 2013 are presented below with major category details of revenue and expense including the components of operating expenses.

Sales consist of photovoltaic products, LED lighting products and installation during both periods for the three months ended June 30, 2014 and for the three months ended June 30, 2013. We have also sold a number of our proprietary LED solar street lights and revenue from this project was recorded during the current period.

Sales for the three months ended June 30, 2014 were $420,550 as compared to $127,381 for the same three months in 2013. The Solar sales revenue in 2013 reflected changing market conditions in the financing of solar installations and a reduction in utility incentives offered to residential and commercial buyers.  When the utilities in Arizona cancelled or substantially reduced the rebate programs, the financing or leasing companies were able to reduce the financial requirements by accepting the rebates as partial payments were no longer able to make loans or lease that required no money down or longer terms for their finance products.  This severally reduced the opportunities for sales and reduced gross margins substantially.  Without available financing, the sales of solar products became even more difficult.  We are not aware of any trends that may have a similar affect or a similar negative affect on the market as happened in Arizona during 2012 and 2013. The prices of solar products were reduced in 2013 and 2014 to offset the reduction or elimination of rebates and the market has recovered from this time.  ABCO has worked diligently to overcome these changes by focusing on large commercial applications and the increased interest of business and government in the LED lighting contracts.

Cost of sales was 59% of revenues in 2014 and 160% of revenues in 2013.   Gross margins were 41% and a negative 60 % of revenue respectively for the two three month periods.  During 2013 the prices of solar products had not yet been reduced by suppliers to compensate for the previously discussed market conditions.  This resulted in higher product prices as a percentage of product sales and had a negative effect on gross margins.

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

As noted in previous paragraphs discussing market conditions, ABCO could not finish its backlog of work and expand into the markets of LED lights and commercial solar markets without maintaining staff, facilities and sales expenses.  When sales revenues fall, and expenses are not reduced in equal amounts or percentages, the result is an increase of the percentage of operating expenses to sales revenue.  Operating expenses for the two periods increased to accommodate our expansion of sales programs, but not in the same ratio as the reduction in sales. ABCO chose to maintain a level of expenses that would not cripple the Company’s future.

The following table shows the actual numbers for the periods discussed.  For three month periods the selling general and administrative expenses show increase over the comparative previous period. To counteract the effect of the reduction in sales opportunities, the Company chose to add sales personnel and increase marketing expense.  The short term effect of this strategy resulted in increased expenses but also resulted in substantial increase in sales revenue, by $293,169 or 230% for the three months periods.  As is evident for the following table, this strategy also reduced the loss from operations by $213,167 (93%) for the three months period.  It is our plan to continue to reduce our operating losses by increasing sales and keeping expenses as low as possible without effecting sales revenue.

	For the Three Months Ended
	June 30, 2014	June 30, 2013

Revenues	$420,550	$127,381
Cost of Sales	247,991	203,768
Gross Profit	172,559	(76,387)
Operating Expenses:
Selling, General & Administrative	188,979	153,200
Loss from operations	(16,420)	(229,587)

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

Sales for the six months ended June 30, 2014 were $676,323 as compared to $342,975 for the same six months in 2013. The Solar sales revenue in 2013 reflected changing market conditions in the financing of solar installations and a reduction in utility incentives offered to residential and commercial buyers.  When the utilities in Arizona cancelled or substantially reduced the rebate programs, the financing or leasing companies that were able to reduce the financial requirements by accepting the rebates as partial payments were no longer able to make loans or leases that required no money down or longer terms for their finance products.  This severally reduced the opportunities for sales and reduced gross margins substantially.  Without available financing, the sales of solar products became even more difficult.  We are not aware of any trends that may have a similar affect or a similar negative affect on the market as happened in Arizona during 2012 and 2013. The prices of solar products were reduced in 2013 and 2014 to offset the reduction or elimination of rebates and the market has recovered from this time.  ABCO has worked diligently to overcome these changes by focusing on large commercial applications and the increased interest of business and government in the LED lighting contracts. This has resulted in larger sales revenue in 2014.  We have no reason to believe that any such change will have a material adverse effect on our liquidity.

Cost of sales was 57% of revenues in 2014 and 95% of revenues in 2013. Gross margins were 43% and 6% of revenue respectively for the two six month periods. During 2013 the prices of solar products had not yet been reduced by suppliers to compensate for the previously discussed market conditions.  This resulted in higher product prices as a percentage of product sales and had a negative effect on gross margins.

Total operating expenses were 54% of revenues in 2014 and 75% of revenues for the same period in 2013.    Net loss for the six months period ended June 30, 2014 was $(88,869) as compared to the net loss of $(241,359) for the same six month period ended June 30, 2013.  The increase in sales revenue and gross profit margins reduces our losses.  Our operating expenses for this period were higher than the comparative period in 2013, but not as a percentage of total sales.  This combination of factors reduced the operating loss for the period ending June 30, 2014 as compared to June 30, 2013. As noted in previous paragraphs discussing market conditions, ABCO could not finish its backlog of work and expand into the markets of LED lights and commercial solar markets without maintaining staff, facilities and sales expenses.  When sales revenues fall, and expenses are not reduced in equal amounts or percentages, the result is an increase of the percentage of operating expenses to sales revenue.  Operating expenses for the two periods increased to accommodate our expansion of sales programs, but not in the same ratio as the reduction in sales. ABCO chose to maintain a level of expenses that would not cripple the company’s future.

The following table shows the actual numbers for the periods discussed.  For the six months period the selling general and administrative expenses show an increase over the comparative previous period. To counteract the effect of the reduction in sales opportunities, the Company chose to add sales personnel and increase marketing expense.  The short term effect of this strategy resulted in increased expenses but also resulted in substantial increase in sales revenue, by $333,348 or 97% for the six months period.  As is evident for the following table this strategy also reduced the loss from operations by $163,437 (69%) for the six month period.  It is our plan to continue to reduce our operating losses by increasing sales and keeping expenses as low as possible without effecting sales revenue.

	For The Six Months Ended
	June 30, 2014	June 30, 2013

Revenues	$676,323	$342,975
Cost of Sales	386,648	323,751
Gross Profit	289,675	19,224
Operating Expenses:
Selling, General & Administrative	364,699	257,685
Loss from operations	(75,024)	(238,461)

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

Net cash used in investing activities for the six months ended June 30, 2014 and 2013 was $(13,715) and $738 respectively due to receipt of principal on leases, $460 and $520 respectively ,acquisitions of equipment, $12,130 and $779 respectively, and deposits on leaseholds, $2045 paid out and $997 refund received respectively.  The larger negative number ($13,715) for 2014 was caused by larger equipment purchases in 2014 that exceeded any income from investing activities.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements have been for carrying cost of accounts receivable after completion of contracts.  The industry habitually requires the solar contractor to wait for the utility rebate and in order to be paid for the contracts. This process can easily exceed 90 days and requires the contractor to pay all or most of the cost of the project without assistance from suppliers. Our working capital at June 30, 2014 was $125,277 and it was $544,445 at June 30, 2013.  This decrease of $419,168 was primarily caused by losses from operations during the year ended December 31, 2013. Bank financing has not been available to the Company.  Our supplier lines of credit have increased in this period due to our working capital and credit experience, however our accounts payable are significantly higher.  We have been able to borrow $60,000 from one of our Directors to increase working capital during the first quarter of 2013. There are no existing agreements or arrangement with any Director  to provide additional funds to the Company.

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

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2013 AND 2012

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes. This discussion and analysis contains certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for future years, cash requirements, and our expected operating office openings. Only statements which are not historical facts are forward-looking and speak only as of the date on which they are made. Information included in this discussion and analysis includes commentary on company-owned offices and sales volumes. Management believes such sales information is an important measure of our performance, and is useful in assessing consumer acceptance of the ABCO Energy Business Model and the overall health of the Company. All of our financial information is reported in accordance with U. S. Generally Accepted Accounting Principles (GAAP). Such financial information should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP.

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

PLAN OF OPERATIONS

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

31.1 Section 302 Certification of Chief Executive Officer
31.2 Section 302 Certification of Chief Financial Officer
32.1 Section 906 Certification of Chief Executive Officer
32.2 Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto  to be signed on its behalf by the undersigned thereunto duly authorized.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

November 4, 2014

ABCO ENERGY, INC

/s/ Charles O’Dowd
Charles O’Dowd
Title: President &
Chief Executive Officer (CEO)

/s/ Charles O’Dowd
Charles O’Dowd
Chief Financial Officer (CFO)
Principal Accounting Officer (PAO)