Form 10-Q
period 2014-09-30
ABCO Energy, Inc.
filed 2014-11-19
CIK 1300938

As filed with the Securities and Exchange Commission on November 19, 2014
File No:  000-55235

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending September 30, 2014

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

As of October 31, 2014 we had 22,448,527 shares of common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

ABCO ENERGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2014

Consolidated Balance Sheets: As of September 30, 2014 and as of December 31, 2013 (Unaudited)

Consolidated Statements of Operations: For the Nine and Three Months Ended September 30, 2014 and September 30, 2013 (Unaudited)

Consolidated Statement of Stockholders’ Equity: For the Period Beginning December 31, 2011 through the Period Ended September 30, 2014 (Unaudited)

Consolidated Statements of Cash Flows: For the Nine Months Ended September 30, 2014 and September 30, 2013 (Unaudited)

Notes to the Consolidated Financial Statements (Unaudited)

ABCO ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013
(UNAUDITED)

ASSETS	September 30, 2014	December 31, 2013
Current Assets
Cash in bank	$89,186	$92,157
Accounts receivable –net of reserve of $0 – Note 2	129,533	81,418
Inventory and work in process – Note 5	40,,270	38,375
Prepaid expenses	14,055
Total Current Assets	273,044	211,950
Fixed Assets – Note 8
Vehicles, office furniture & equipment – net of accumulated depreciation	61,783	35,203
Other Assets
Investment in long term leases –Note 7	21,015	21,712
Security deposits – Note 6	7,235	5,190
Total Other Assets	28,250	26,902
Total Assets	$363,077	$274,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$192,100	$116,600
Note payable – Director – Note 9	60,000	60,000
Current portion of long term debt – Note 10	47,436
Total Current Liabilities	299,536	176,600
Long term debt – Note 10	29,644
Total liabilities	329,180	176,600

Stockholders’ Equity: - Note 11
Common stock, 500,000,000 shares authorized, $0.001 par value, 22,330,510 outstanding at September 30, 2014 and 17,768,574 outstanding at December 31, 2013	$22,331	$17,768
Additional paid in capital in excess of par	1,533,310	1,244,520
Accumulated deficit	(1,521,744)	(1,164,833)
Total Stockholders’ Equity	33,897	97,455
Total Liabilities and Stockholders’ Equity	$363,077	$274,055

See accompanying unaudited notes to the financial statements.

ABCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS & NINE MONTHS ENDED SEPTEMBER 30, 2014 & 2013
(UNAUDITED)

	For the Three Months Ended		For The Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues – Note 2	$260,835	$367,920	$937,158	$710,895
Cost of Sales	298,004	302,078	684,652	625,829
Gross Profit	(37,169)	65,842	252,506	85,066
Operating Expenses:
Selling, General & Administrative	225,227	138,790	589,926	396,475
Loss from operations	(262,396)	(72,948)	(337,420)	(311,409)
Other expenses
Interest on notes payable	5,646	1,456	19,491	4,354
Loss before provision for income taxes	(268,042)	(74,404)	(356,911)	(315,763)
Provision for income tax - Note 2	-		-	-
Net loss applicable to common shareholders	$(268,042)	$(74,404)	$(356,911)	$(315,763)
Net loss per share (Basic and fully diluted)	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares used in the calculation	21,291,658,	16,061,306	20,049,550	18,302,277

See accompanying unaudited notes to the financial statements.

ABCO ENERGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD BEGINNING DECEMBER 31, 2011
THROUGH THE PERIOD ENDED SEPTEMBER 30, 2014
(UNAUDITED)

	Common Stock				Total
	Shares	Amount $0.001Par	Addt’l Paid in Capital	Accumulated Deficit	Stock holders’ Equity
Balance at December 31, 2011	18,129,871	$18,130	$855,274	$(374,130)	$499,274
Common shares issued under private placement offering net of expenses	1,935,763	1,936	172,204		174,140
Legal & administrative expense- public offering			(208,041)		(208,041)
Net (loss) for the period	-	-	-	(164,119)	(164,119)
Balance at Dec. 31, 2012	20,065,634	20,066	819,437	(538,249)	301,254
Common shares issued under private placement offering net of expenses	4,302,940	4,302	464,816		469,118
Common shares cancelled	(6,600,000)	(6,600)			(6,600)
Legal & administrative expense- public offering			(39,733)		(39,733)
Net (loss) for the period	-	-	-	(626,584)	(626,584)
Balance at Dec. 31, 2013	17,768,574	$17,768	$1,244,520	$(1,164,833)	$97,455
Common shares issued under private placement offering net of expenses	4,561,953	4,563	300,290		304,853
Legal & administrative expense- public offering			(11,500)		(11,500)
Net loss for the period	-	-	-	(356,911)	(356,911)
Balance at September 30, 2014	22,330,527	22,331	$1,533,310	$(1,521,744)	$33,897

See accompanying unaudited notes to the financial statements.

ABCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(UNAUDITED)

	For The Nine Months Ended
	September 30, 2014	September 30, 2013
Cash Flows From Operating Activities:
Net Loss for the period	$(356,911)	$(315,763)
Add back non-cash items -depreciation	12,600	8,240
Adjustments to reconcile net income or (loss) to net cash provided by (used for) operating activities
Accounts receivable (incr.) decr.	(48,115)	(36,493)
Inventory (incr.) decr.	(1,895)	99,668
Other current assets (incr.) decr.	(14,055)	494
Accounts payable & accrued expenses - incr. (decr.)	75,500	25,824
Net cash used in operating activities	(332,876)	(218,030)
Cash Flows From Investing Activities:
Purchase of vehicles, furniture & equipment	(39,180)	611
Principal payments on long term leases rec.	697	(739)
Product and lease deposits	(2,045)	(997)
Net cash used in investing activities	(40,528)	(1,125)
Cash Flows From Financing Activities:
Loans from director		45,000
Loans from financial institution	77,080
Proceeds from common stock issuances – net of expenses and cancellations	293,353	173,752
Net cash provided by financing activity	370,433	218,752
Net Increase (Decrease) in cash	(2,971)	(403)
Cash At The Beginning Of The Period	92,157	45,785
Cash At The End Of The Period	$89,186	$45,382

Schedule of Non-Cash Investing and Financing Activities - Supplemental Disclosure

Cash paid for interest	$19,491	$4,354
Shares issue under Regulation A for services – Note 11	$55,000

See accompanying unaudited notes to the financial statements.

ABCO ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
AND THE YEAR ENDED DECEMBER 31, 2013
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

Revenue Recognition
The Company generates revenue from sales of solar products, LED lighting, installation services and leasing fees. During the last fiscal year the company had product sales as follows:

Sales Product and Services Description	Nine Months Sept. 30, 2014	Nine Months Sept. 30, 2013	Twelve Months December 31, 2013
Solar PV residential and commercial sales	$781,781	$418,504	$471,585	57%
Solar thermal residential -commercial	11,113	80,872	92,611	11%
ABCO LED & energy efficient lighting	143,783	210,255	256,435	31%
Interest Income	481	1,264	2,516	1%
Total revenue	$937,158	$710,895	$823,147	100%

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

Stock-Based Compensation
The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.  The company has stock based compensation reported in these financial statements. (See note 10)

Effects of Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued accounting pronouncements noting that they do not affect the financial statements.

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

Note 3 Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company incurred accumulated net losses from inception through the period ended September 30, 2014 of $1,521,744.  In addition, the Company's development activities since inception have been financially sustained through capital contributions from shareholders.

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

As a result of the SEA, the outstanding shares of ENYC as of September 30, 2011 were restated in a one for twenty three (1 for 23) reverse division prior to the exchange, equaling approximately 9% of the post-exchange outstanding ABCO common shares. The result of the reverse split was a reissue of all pre-acquisition shares of ENYC with ABCO shares.

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

Note 5 Inventory and work in process

The company records inventory at cost and uses the first in first out method to charge inventory to operations.  Work in process consists of costs recovered and revenue earned on projects on a percentage of completion method for work performed on contracts signed during the nine months ended September 30, 2014. The total of inventory and work in process was $40,270 as of September 30, 2014.

Note 6 Security deposits and Long Term Commitments

The Company has paid security deposits on the three rented spaces it occupies for offices and warehouse which total $7,235 on September 30, 2014 and $5,190 on December 31, 2013.

ABCO lease a 1,200 square foot office and warehouse in an industrial park in Phoenix Arizona for a monthly rental of $1,254 which expires on February 28, 2016.  The aggregate total rent due on this lease through expiration is $21,318.

There is no lease on the Williams, Arizona property because this office is located in the office of a Director and no lease has been established.

On May 1, 2014 the Company rented office and warehouse space at 2100 N. Wilmot #211, Tucson, Arizona 85712.  This facility consists of 3,600 square feet and the two year lease has a forward commitment of $52,200 with an option to cancel one third of the rental after October 31, 2014.

Note 7 Alternative Energy Finance Corporation (AEFC)

AEFC is a wholly owned subsidiary of ABCO Energy.  AEFC provides funding for leases of photovoltaic systems.  AEFC finances its leases from cash payments from its own cash or from single payments or long term leases from lessees.  Long term leases recorded on the consolidated financial statements were $21,015 and $21,712 at September 30, 2014 and December 31, 2013 respectively. The aggregate total of leases receivable over the entire term including inputted interest at 8% internal rate of return is approximately $37,619 and $40,897 at September 30, 2014 and December 31, 2013 respectively.

 Note 8 Property and equipment

The Company has acquired all of its office and field work equipment with cash payments and financial institution loans. During the nine months ended September 30, 2014 the company acquired lease hold improvements, office equipment, boom truck, trailer and auto for the sum of $39,180 and financed $15,804 of the acquisitions from loans.  The total fixed assets consist of vehicles, office furniture, tools and various equipment items and the totals are as follows:

Asset	September 30, 2014	December 31, 2013
Equipment	$111,488	$72,308
Accumulated depreciation	49,705	37,105
Net Fixed Assets	$61,783	$35,203

Note 9 Note Payable Officer

Officer’s loan is a demand note totaling $60,000 as of September 30, 2014 and December 31, 2013.  This note provides for interest at 12% per annum and is unsecured.  Notes payable to the Director resulted in an interest charge of $5,277 and $7,240 for the period ended September 30, 2014 and December 31, 2013 respectively.

Note 10 Long Term Debt

During the quarter ended September 30, 2014 the company financed operations and a truck acquisition with loans from Ascentium Capital, a Texas based financial entity.  The following table describes the purpose and terms of the loans.

Schedule of Long term Debt							September 30, 2014
Lender	Date of Loan	Original Loan	Prepaid Interest	Purpose	Interest Rate	Term	Current Portion	Long Term Portion
Ascentium Capital	08/27/14	$50,000	$12,703	Credit Line	30%	18 Months	$41,804	$17,417
Ascentium Capital	09/01/14	$14,975	$2,057	Truck loan	8%	36 Months	$5,632	$12,227
		$64,975	$14,760				$47,436	$29,644

This debt is collateralized by the specific asset in the case of the truck loan and both loans are personally guaranteed by the officers of the Company.

Note 11 Stockholder’s Equity

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

In March 1, 2013 the Company began a third European private placement offering of restricted common stock to non USA citizens only.  The offering consisted of up to 8,000,000 shares of common stock offered at the price of $0.33 USD per share.  As of September 30, 2014, the Company had sold 7,711,564 shares.

ABCO settled a substantial legal billing for the preparation of the Regulation A offering and its FINRA applications with the issuance of 50,000 shares of restricted common stock.  The shares were recorded at par during the 2013 and resulted in a reduction in legal fees expense and an increase in equity.

On March 18, 2013 the company founder cancelled the original issue 6,000,000 shares to satisfy a requirement for FINRA approval of the company merger, name change and roll back of ENYC shares. Additional shares sold plus this action resulted in the total number of common shares outstanding to be 22,330,510 and 17,768,574 as of September 30, 2014 and December 31, 2013 respectively.

On August 19, 2014 the Company issued an aggregate of 1,100,000 shares to financial consulting entities for services relating to fund raising activities and to law firms for legal fees and expenses incurred for public share registrations and other business related activities.  These shares were issued with the SEC order dated September 11. 2013 declaring effective the offering statement registered pursuant to Regulation A under section 3(b) of the Securities act of 1933, as amended.  The shares were issued to legal consultants for assistance with the Form 10 and the 15c211 filing and for consultants who have assisted in the funding of the Company, as aforesaid. The total issuance was valued at $55,000 for fair market value as negotiated and that amount is charged to additional paid in capital.

Note 12 Legal Matters

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

In August of 2014, the ACC refused to allow the Company to participate in any rescission pursuant to the AZ Judgment on the grounds the Company was not a party to the ACC action and therefore had no involvement in the rescission requirement.  As of August 4, 2014, the deadline for rescission requirements, the Arizona Corporate Commission has refused to act or make a decision for action even though all materials had been presented to them for the completion of the rescission. In light of the ACC refusal to even evaluate rescission documents prepared by the Company, the Company has informed the ACC that it will take no further action with respect to the ACC Judgment at this time and the Company has not recorded a liability on the Arizona judgment on its books.  As of the date of this report there have been no changes in the status of this case.

Note 13 Other matters

On August 29, 2013 the Securities and Exchange Commission approved the ABCO Energy, Inc. Regulation A offering documents, as amended, so that the Company may offer shares of free trading common stock for capital raising purposes. The Company is presently in the process of completing this financing.   Legal fees relating to the Regulation A offering, blue sky registrations with states and other fund raising expenses were charged to additional paid in capital in the amount $11,500 for the nine months ended September 30, 2014 and $39,733 and $208,041 during the years ended December 31, 2013 and 2012 respectively.

Note 14 Warranties of the Company

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

Note 15 Subsequent Events

The Company has evaluated all matters through this filing date and there are no events to disclose.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW

THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2013.

Our discussion of operating results for the three months ended September 30, 2014 and September 30, 2013 are presented below with major category details of revenue and expense including the components of operating expenses.

Sales consist of photovoltaic products, LED lighting products and installation during both periods for the three months ended September 30, 2014 and for the three months ended September 30, 2013. We have also sold a number of our proprietary LED solar street lights and revenue from this project was recorded during the current period.

Sales for the three months ended September 30, 2014 were $260,835 as compared to $367,920 for the same three months in 2013.  This is a reduction of $107,085 or 39% from the 2013 sales. The majority of the 2014 reduction is the result of declining residential solar sales during the quarter from seasonal adjustments.  Our year to date sales has increased so this is not a matter of great concern.  The Solar sales revenue in 2014 and 2013 reflected changing market conditions in the financing of solar installations and a reduction in utility incentives offered to residential and commercial buyers.  When the utilities in Arizona cancelled or substantially reduced the rebate programs, the financing or leasing companies were able to reduce the financial requirements by accepting the rebates as partial payments were no longer able to make loans or lease that required no money down or longer terms for their finance products.  This severally reduced the opportunities for sales and reduced gross margins substantially.  Without available financing, the sales of solar products became even more difficult.  We are not aware of any trends that may have a similar affect or a similar negative affect on the market as happened in Arizona during 2012 and 2013. The prices of solar products were reduced in 2013 and 2014 to offset the reduction or elimination of rebates and the market has recovered from this time.  ABCO has worked diligently to overcome these changes by focusing on large commercial applications and the increased interest of business and government in the LED lighting contracts.

Cost of sales was 114% of revenues in 2014 and 82% of revenues in 2013.   Gross margins were negative and 18% of revenue respectively for the two three month periods.  During 2013 the prices of solar products had not yet been reduced by suppliers to compensate for the previously discussed market conditions.  This resulted in higher product prices as a percentage of product sales and had a negative effect on gross margins. During 2014 we have been offering new products and have found our entry market prices with some LED product lines have been reduced to gain market share and our gross profit reflects this decision.  We feel that we have made progress in entering the LED markets and that our gross margins will improve in the future.

Total selling, general and administrative expenses were 87% of revenues in 2014 and 38 % of revenues for the same period in 2013.  Net loss for the three months period ended September 30, 2014 was $(268,042) as compared to the net loss of $(74,404) for the same three month period ended September 30, 2013.  Our operating expenses for this period were higher than the comparative period in 2013.  This combination of factors increased the operating loss for the period ending September 30, 2014 as compared to September 30, 2013. Since our year to date revenues is higher than the previous year, this resulted in higher operating expenses.

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

	For the Three Months Ended
	September 30, 2014	September 30, 2013	Change

Revenues	$260,835	$367,920	$107,085
Cost of Sales	298,004	302,078	4,074
Gross Profit	(37,169)	65,842	103,011
Operating Expenses:
Selling, General & Administrative	225,227	138,790	86,437
Loss from operations	(262,396)	(72,948)	(189,448)
Other expenses
Interest on notes payable	5,646	1,456	4,190
Loss before provision for income taxes	(268,042)	(74,404)	(193,638)
Provision for income tax - Note 1	-
Net loss applicable to common shareholders	$(268,042)	$(74,404)	$(193,638)

NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2013.

Our operating results for the nine months ended September 30, 2014 and September 30, 2013 are presented below with major category details of revenue and expense including the components of operating expenses.

Sales consist of photovoltaic products and LED lighting products and installation during both periods for the six months ended September 30, 2014 and for the nine months ended September 30, 2013.

Sales for the nine months ended September 30, 2014 were $937,155 as compared to $710,895 for the same nine months in 2013.   Sales increased by $226,623 for the nine month period or 32%. The Solar sales revenue in 2013 reflected changing market conditions in the financing of solar installations and a reduction in utility incentives offered to residential and commercial buyers.  When the utilities in Arizona cancelled or substantially reduced the rebate programs, the financing or leasing companies that were able to reduce the financial requirements by accepting the rebates as partial payments were no longer able to make loans or leases that required no money down or longer terms for their finance products.  This severally reduced the opportunities for sales and reduced gross margins substantially.  Without available financing, the sales of solar products became even more difficult.  We are not aware of any trends that may have a similar affect or a similar negative affect on the market as happened in Arizona during 2012 and 2013. The prices of solar products were reduced in 2013 and 2014 to offset the reduction or elimination of rebates and the market has recovered from this time.  ABCO has worked diligently to overcome these changes by focusing on large commercial applications and the increased interest of business and government in the LED lighting contracts. This has resulted in larger sales revenue in 2014.  We have no reason to believe that any such change will have a material adverse effect on our liquidity.

Cost of sales was 73% of revenues in 2014 and 88% of revenues in 2013. Gross margins were 27% and 12% of revenue respectively for the two nine month periods. During 2013 the prices of solar products had not yet been reduced by suppliers to compensate for the previously discussed market conditions.  This resulted in higher product prices as a percentage of product sales and had a negative effect on gross margins.

Total selling, general and administrative expenses were 63% of revenues in 2014 and 56% of revenues for the same period in 2013.    Net loss for the nine months period ended September 30, 2014 was $(356,911) as compared to the net loss of $(315,763) for the same nine month period ended September 30, 2013.  The increase in sales revenue and gross profit margins reduces our losses.  Our operating expenses for this period were higher than the comparative period in 2013, but not as a percentage of total sales.  The major expenses increased are in legal and accounting fees and corporate expenses for the 2014 year. This combination of factors reduced the operating loss for the period ending September 30, 2014 as compared to September 30, 2013. As noted in previous paragraphs discussing market conditions, ABCO could not finish its backlog of work and expand into the markets of LED lights and commercial solar markets without maintaining staff, facilities and sales expenses.  When sales revenues fall, and expenses are not reduced in equal amounts or percentages, the result is an increase of the percentage of operating expenses to sales revenue.  Operating expenses for the two periods increased to accommodate our expansion of sales programs, but not in the same ratio as the increase in sales. ABCO chose to maintain a level of expenses that would not cripple the company’s future.

The following table shows the actual numbers for the periods discussed.  It is our plan to continue to reduce our operating losses by increasing sales and keeping expenses as low as possible without effecting sales revenue.

	For The Nine Months Ended
	September 30, 2014	September 30, 2013	Change
Revenues	$937,158	$710,895	$226,,263
Cost of Sales	684,652	625,829	58,823
Gross Profit	252,506	85,066	167,440
Operating Expenses:
Selling, General & Administrative	589,926	396,475	193,451
Loss from operations	(337,420	(311,409)	26,011
Other expenses
Interest on notes payable	19,491	4,354	15137
Loss before provision for income taxes	(356,911	(315,763)	41148
Provision for income tax - Note 1	-	-
Net loss applicable to common shareholders	$(356,911	$(315,763)	$41,148

STATEMENTS OF CASH FLOWS - DESCRIPTION OF STATEMENT

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

STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30 2014 AND 2013

During the nine months ended September 30, 2014 our net cash used by operating activities was $(332,876) and comparatively the net cash used by operating activities in the nine months ended September 30, 2013 was $(218,030).  Net cash used by operating activities in the period ended September 30, 2014 consisted primarily of net losses from operations $(356,911) for 2014 as compared to $(315,763) for 2013.  Depreciation adjustments were of non-cash expenses were $12,800 and $8,240 for each year respectively.  The Company experienced an increase in accounts payable of $75,500 and $25,624 for each year respectively.  This is primarily due to increases in sales for 2014 requiring more credit from our suppliers and slower credit payments from the Company during the 2013 period.  The corresponding increases in inventory and accounts receivable reflect cash required because of growth in sales during each period.  The decrease in Accounts receivable during the period ended September 30, 2013 reflected the decrease in sales during the period from higher sales in the 2012 prior period.

Net cash used in investing activities for the nine months ended September 30, 2014 and 2013 was $(40,528) and $(1,125) respectively due to receipt of principal on leases, $697 and $739 respectively ,acquisitions of equipment, $39,180 and $611 respectively, and deposits on leaseholds, $2,045 paid out and $997 refund received respectively.  The larger negative number $(40,528) for 2014 was caused by larger equipment purchases in 2014.

Net cash provided by financing activities for the nine months ended September 30, 2014 and 2013 was $370,433 and $218,752 respectively. Net cash provided by financing activities for 2014 and 2013 resulted primarily from the sale of common stock.  Part of the increase in 2013 was a loan from a Director in the first quarter of 2013.

Cash flows from Financing Activities were reduced by legal and other costs of SEC Regulation A offering circular, Blue Sky registrations in various states and other offering expenses that aggregated a total of $11,500 for the nine months ended September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements have been for carrying cost of accounts receivable after completion of contracts.  The industry habitually requires the solar contractor to wait for the utility rebate and in order to be paid for the contracts. This process can easily exceed 90 days and requires the contractor to pay all or most of the cost of the project without assistance from suppliers. Our working capital at September 30, 2014 was $20,944 and it was $35,350 at December 31, 2013.  This decrease of $14,406 was primarily caused by losses from operations during the nine months ended September 30, 2014 and the year ended December 31, 2013. Bank financing has not been available to the Company but we have been able to increase our credit lines with our suppliers because of good credit.  There are no material covenants on our credit lines, normally due in 30 days, since they are standard in the industry and the balances vary on a daily basis.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman/CEO and the Chief Financial Officer concluded that our disclosure controls and procedures are not currently effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings. The Company is attempting to expand such controls and procedures, however, due to a limited number of resources the complete segregation of duties is not currently in place.

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

In August of 2014, the ACC refused to allow the Company to participate in any rescission pursuant to the AZ Judgment on the grounds the Company was not a party to the ACC action and therefore had no involvement in the rescission requirement.  As of August 4, 2014, the deadline for rescission requirements, the Arizona Corporate Commission has refused to act or make a decision for action even though all materials had been presented to them for the completion of the rescission. In light of the ACC refusal to even evaluate rescission documents prepared by the Company, the Company has informed the ACC that it will take no further action with respect to the ACC Judgment at this time and the Company has not recorded a liability on the Arizona judgment on its books.  As of the date of this report, there have been no changes in the status of this case.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2014, we issued 2,108,338 shares of Common Stock for $132,242 net of expenses in private Regulation S transactions in reliance of the exemption from registration contained in Regulation S under the Securities Act of 1933, as amended and the issuance of shares for legal and consulting services under the Company’s registered Regulation A offering.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

Exhibits Index

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

November 19, 2014

ABCO ENERGY, INC

/s/ Charles O’Dowd
Charles O’Dowd
Title: President &
Chief Executive Officer (CEO)

/s/ Charles O’Dowd
Charles O’Dowd
Chief Financial Officer (CFO)
Principal Accounting Officer (PAO)