Form 10-K
period 2014-12-31
ABCO Energy, Inc.
filed 2015-06-26
CIK 1300938

As filed with the Securities and Exchange Commission on June 26, 2015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

Commission File Number 000-55235

ABCO ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada		20-1914514
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

2100 North Wilmot Tucson, Arizona	85772	(520) 777-0511
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.)  Yes ☐   No ☒

As of June 30, 2014 the aggregate market value of common stock held by non-affiliates was approximately $7,598,579 using the closing price on that day of $0.39.

As of June 22, 2015, there were 24,483,536 shares of registrant’s common stock outstanding.

PART I

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K.  Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

This Annual Report on Form 10-K includes the accounts of ABCO Energy, Inc. (“Company”) and its wholly-owned subsidiaries, as follows, collectively referred to as “we”, “us” or the “Company”.

ITEM 1.  BUSINESS.

OVERALL STRATEGIC DIRECTION

The Company is in the Photo Voltaic (PV) solar systems industry and is an electrical product and services supplier.  The Company plans to build out a network of operations in major cities in the USA in order to establish a national base of PV suppliers, lighting suppliers and electrical service operations centers.  This combination of services, solar and electric, provides the company with a solid base in the standard electrical services business and a solid base in the growth markets of solar systems industry.

OVERVIEW

As of December 31, 2014, we operated in three locations in Arizona.  The Company plan is to expand to more locations in North America in the next year as funding becomes available. We believe that the solar and energy efficiency business functions better if the employees are local individuals working and selling in their own community. Our customers have indicated a preference for dealing with local firms and we will continue our focus on company-owned integrated product and services offices. Once a local firm is established, growth tends to come from experience, quality and name recognition. We remain committed to high quality operations.

Our audited statements for the years ended December 31, 2014 and 2013 are presented below with major category details of revenue and expense including the components of operating expenses.

DESCRIPTION OF PRODUCTS

ABCO sells and installs Solar Photovoltaic electric systems that allow the customer to produce their own power on their residence or business property.  These products, installed by our crews, are purchased from both USA and offshore manufacturers. We have available and utilize many suppliers of US manufactured solar products from such companies as Sunpower, Mage, Siliken Solar, Westinghouse Solar, Schuco and various Chinese suppliers.  In addition, we purchase from a number of local and regional distributors whose products are readily available and selected for markets and price.  ABCO offers solar leasing and long term financing programs from UP solar, Sunpower, Suncap and AEFC that are offered to ABCO customers and other marketing and installation organizations.

ABCO also sells and installs energy efficient lighting products, solar powered street lights and lighting accessories.  ABCO contracts directly with manufacturers to purchase its lighting products which are sold to residential and commercial customers.

ABCO has Arizona statewide approval as a registered electrical services and solar products installer.  Our license is ROC 258378 electrical and we are fully licensed to offer commercial and residential electrical services and solar.     We have operated in New York State and completed projects through the use of contractors licensed in New York.  We have a New York business license, we are incorporated in New York and we intend to continue to do business in this state.  As in all states, we will comply with all licensing requirements of those jurisdictions.

The ABCO subsidiary, Alternative Energy Finance Corporation, (AEFC) a Wyoming Company provides funding for leases of photovoltaic systems.  AEFC financed its owned leases from its own cash and now arranges financing with funds provided by other lessors.   AEFC has not done any new leases since 2011, but intends to do so as cash becomes available.

COMPETITION

The solar power market itself is intensely competitive and rapidly evolving.  Price and available financing are the principal methods of competition in the industry.  Based upon these two criteria, our position in the industry is relatively small.  There is no competitive data available to us in our competitive position within the industry.  Our competitors have established market positions more prominent than ours, and if we fail to attract and retain customers and establish a successful distribution network, we may be unable to achieve sales and market share.  There are a number of major multi-national corporations that produce solar power products, including, Suntech, Sunpower, First Solar, Kyocera, Sharp, GE, Mitsubishi, Solar World AG and Sanyo.  Also established integrators are growing and consolidating, including GoSolar, Sunwize, Sunenergy and Real Good Solar and we expect that future competition will include new entrants to the solar power market.  Further, many of our competitors are developing and are currently producing products based on new solar power technologies that may have costs similar to, or lower than, our projected costs.

COMPETITIVE ADVANTAGES

The Company believes that its key competitive advantages are:

1.	The ability to make decisions and use management’s many years of business experience to make the right decisions.
2.	Experience with National expansion programs by management.
3.	Experience with management of employee operated facilities from a central management office.
4.	Experience with multi-media promotional program for name recognition and product awareness.
5.	Alternative energy is a fast growing and popular industry that relates well to customers and current or future shareholders that recognize the market, products and business focus.

ADVANTAGES OF COMPETITORS OVER US

The Company believes the following are advantages of Competitors over us.

1.	Larger competitors have more capital.
2.	Larger companies have more experience in the market.
3.	Larger companies will get the larger contracts because of the level of experience.
4.	We have the same products but must pay more because of volume. This will be a price consideration in bidding competition
5.	We are a small company that may not be able to compete because we do not have experience or working capital adequate to compete with other companies.

CURRENT BUSINESS FOCUS

We believe that we have developed very good promotional material and advertising products.  We have developed the key messages and promotional pieces that are relevant to our business and inexpensive to produce.   We have built an informative and interactive web site that will allow people to assess their requirements and partially build and price a system, much like the automobile dealers utilize. Additional sales promotion will increase when we have secured outside financing or increased sales through direct sales efforts. Readers should review our website at www.abcosolar.com.

We have established a direct sales force to sell to Government agencies including State, Local and Federal resources and a separate division to call on the many American Indian governments in the US. This allows us to quote with our specifications, products and services on Requests for Proposals (RFP’s) that are issued by the Government Services Agency (GSA), Bureau of Indian Affairs (BIA) and other agencies. We have found that a large number of projects are not known to the general public and most contractors because governmental agencies do not widely advertise their projects.  By departmentalizing this opportunity, we get more information on projects than is available in the normal course of business.

ABCO will not manufacture its solar voltaic (PV) products. We will continue to be a sales and installation contractor with plans to enter the markets of major US and international cities. We will sell and use commercial off the shelf components. Initially this will include the solar panels and LED lighting products purchased to our specification. A strong alliance with a well-respected distributor will be the most conservative decision for the company at this time.

ABCO will contract directly with manufacturers for it Solar Street Light products and will sell, install and maintain these products.  This product is considered to be an American Made product and therefore qualifies for various government funding programs.

Our business and the industry are reliant upon a number of state and federal programs to assist our customers in the acquisition of our products and services.  Such programs are the utility rebates paid directly to customers for wattage installations and the state and federal tax credit programs that allow a percentage of the actual cost of installations to be refunded in the form of tax credits.  Many states have mandated the utilities to collect funds from their customers for the payment of rebates.  All of these programs are listed on the website www.dsireusa.org.

Most of these programs are slated for expiration at differing times in the future.  The federal tax credit of 30% of installation cost will expire at the end of 2016.  We do not know if it will be reduced or extended nor do we know the impacts such actions will have on our business. The customers benefit from the federal and state tax credits which pass through to the owners of the solar systems.  Investors often require the ownership to remain in their hands so that the tax credits can be passed through to them.  This results in a lesser amount to finance and a benefit to the lessee because it lowers the lease payments.  To the extent known, the curtailment or reduction of this tax credit will make a material change in our business and will very likely lower our sales prices and gross margins. Extension of the program or small reductions will probably not have a material effect on sales or gross margins because the suppliers will adjust to the new norm.  We again emphasize, we cannot predict any of the future or the outcome of unknowns. State rebate mandates and state tax credits are variable by state. All of these programs provide incentives for our customers that result in reduced cost.  The price of solar products has also been reduced drastically in the past two years which helping to balance the need for the subsidies.

The State of Arizona subsidized incentives are not material to our programs at this time. Since the State of Arizona offers only $1,000 tax credit per residential installation and no utility rebates for residential or commercial installations, this amount of credit is not likely to negatively impact our business because it will not materially affect the price of the installation.  This amount currently represents less than 2% of the price of an average residential installation.  The commercial tax credit is 10% of the installation price and capped at $25,000. We have not found this credit to be an adequate incentive for a buyer of a solar project to make a purchase decision and if not available, in our opinion, most sales would not be affected.

CUSTOMER BASE

Referrals are important in any market and time in business makes the customer base grow. No customer represented a significant percentage of the Company’s total revenue in the fiscal year ended December 31, 2014 or 2013.  The company believes that the knowledge, relationships, reputation and successful track record of its management will help it to build and maintain its customer base.

EXPERIENCED MANAGEMENT

The Company believes that it has experienced management. ABCO’s principal, Charles O’Dowd, has seven years of experience in the sales and installation of solar products and more than forty years business experience.   Mr. O’Dowd has the ability and experience to attract and hire experienced and talented individuals to help manage the company.

Mr. Wayne Marx has been a member of the ABCO Board of Directors for six years.  He also has over 40 years of self-employed business experience   The Company believes that long term business experience is our most valuable management tool.

ABCO has several experienced and long term employees on staff with a number of years of experience in provision of electrical services including lighting and solar installations. The Company believes that the knowledge, relationships, reputation and successful track record of its management will help it to build and maintain its customer base.

FINANCIAL RESOURCES

ABCO’s development activities since inception have been financially sustained through the sale of equity and capital contribution from shareholders.  We will continue to source capital from the equity and debt markets in order to fund our plans for expansion if we are unable to produce adequate capital from operations.  There is no guarantee that the Company will be able to obtain adequate capital from these sources, or at all.

EMPLOYEES

The Company presently has 10 full-time employees, four (4) in management, and (3) three in sales and the balance are in various labor crew positions. The Company anticipates that it will need to hire additional employees as the business grows. In addition, the Company may expand the size of our Board of Directors in the future.  Mr. O’Dowd devotes full time (40 plus hours) to the affairs of the Company.  No employees are represented by a union and there have not been any work stoppages.

IMPLICATIONS OF BEING AN EMERGING GROWTH COMPANY

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012(“JOBS Act”).   For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 40(t) of the Sarbanes-Oxley Act (“SOX”) and reduced disclosure obligations regarding executive compensation in our periodic reports.

Under the JOBS Act, we will remain an “emerging growth company” until the earliest of:

·	the last day of the fiscal year during which we have total annual gross revenues of $1 Billion dollars;

·	the last day of the fiscal year following the fifth anniversary of completion of this offering;

·	the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and

·
The date on which we are deemed to be “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We will qualify as a “large accelerated filer” as of the first day of the first fiscal year after we have (i) more than $700 million in accelerated common equity held by our non-affiliated and (ii) been public for at least 12 months, the value of our outstanding common equity will be measured each year on the last day of our second fiscal quarter.

The JOBS Act also provides that an “emerging growth company” can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revisited accounting standards.  However, we are choosing to “opt out” of such extended transition period, and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for companies that are not “emerging growth companies.”  Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We are an “emerging growth company,” as defined in the JOBS Act.  For as long as we continue to be an “emerging growth company,” we may take advantage of exemptions from various reporting requirements that are applicable to either public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of SOX.  As an “emerging growth company” we are required to report fewer years of selected historical financial data than that reported by other public companies.  We may take advantage of these exemptions until we are no longer an “emerging growth company.”  We could be an “emerging growth company” for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of any June 30 (the end of our second fiscal quarter) in which case we would no longer be an “emerging growth company” as of the following December31 (our fiscal year end).  We cannot predict if investors will find our shares less attractive because we may rely on these exemptions.  If some investors find our shares less attractive as a result, there may be less active trading market for our shares and the price of our shares may be more volatile.

ITEM 1A.  RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

The Company has paid security deposits on the three rented spaces it occupies for offices and warehouse which total $7,235 on December 31, 2014 and $5,190 on December 31, 2013.

ABCO lease a 1,200 square foot office and warehouse in an industrial park in Phoenix Arizona for a monthly rental of $1,254 which expires on February 28, 2016.  The aggregate total rent due on this lease through expiration is $17,556.

There is no lease on the Williams, Arizona property because this office is located in the office of a Director and no lease has been established.

On May 1, 2014 the Company rented office and warehouse space at 2100 N. Wilmot #211, Tucson, Arizona 85712.  This facility consists of 3,600 square feet and the two year lease has a forward commitment of $51,184 with an option to cancel one third of the rental after June 30, 2015.

The Company considers these facilities adequate for current operations level and for substantial growth in the future.  Additional space is available in the current locations if needed.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, consolidated financial condition, or operating results.

On June 5, 2014, the Arizona Superior Court entered a Judgment (“AZ Judgment”) affirming the ruling of the Arizona Corporate Commission (“ACC”) dated March 21, 2013.   The Company has determined that it has no successor liability to Westcap Energy, Inc. (“Westcap”) as there is no judgment or order against the Company with respect to the AZ Judgment or otherwise.

 A Notice of Appeal has been filed on behalf of Westcap and the other defendants with the Arizona Court of Appeals. The filing of this Notice does not stay the enforcement of AZ Judgment.  Westcap, under the AZ Judgment, had sixty (60) days from June 5, 2014, to commence the Rescission Offer to the 24 shareholders who are now Company shareholders.  It has been the Company’s opinion that the defense of the legal position of all defendants is in the best interest of all shareholders and therefore has paid legal fees of $17,286 and $23,785 during 2014 and 2013 respectively.

In August of 2014, the ACC refused to allow the Company to voluntarily participate in any rescission pursuant to the AZ Judgment on the grounds the Company was not a party to the ACC action and therefore had no involvement in the rescission requirement.   In light of the ACC refusal to even evaluate rescission documents prepared by the Company, the Company informed the ACC that it will take no further action with respect to the ACC Judgment and the Company has not recorded a liability for the ACC Judgment on its books.  As of the date of this report there have been no changes in the status of this case.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

A VERY LIMITED MARKET FOR OUR SHARES

Our shares were listed on the OTC Pink tier (non-reporting) under the symbol ABCE.   As of June 19, 2015, the shares were last quoted at $0.50 per share. On this date, the company had approximately 172 shareholders of record.  On July 20, 2013, OTC Markets, Inc. reduced the shares to the grey market, however, the requirements for upper markets have now been met and ABCO has filed all required documents in Form 15c211 with a market maker.

We cannot give any assurance that a market for our shares will ever develop.  In addition, even if a public market for our shares develops, there is no assurance that a secondary public market will be sustained.  We intend to have our common stock again quoted on the OTC Bulletin Board®.  However, there is no assurance that we will be successful in finding a market maker who will be successful at having our shares quoted.  Further, even assuming we do locate such a market maker, it could take several months before the market maker’s listing application, which is required for our shares to trade, is approved.  The OTC Bulletin Board® is maintained by the National Association of Securities Dealers (the NASD, now known as the Financial Industry Regulatory Authority (FINRA)). The securities traded on the Bulletin Board are not listed or traded on the floor of an organized national or regional stock exchange. Instead, these securities transactions are conducted through a telephone and computer network connecting dealers in stocks. Over-the-counter stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Even if our shares are quoted on the OTC Bulletin Board®, a purchaser of our shares may not be able to resell the shares. Broker-dealers may be discouraged from effecting transactions in our shares because they will be considered penny stocks and will be subject to the penny stock rules. Upon becoming a reporting company, Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on FINRA brokers-dealers who make a market in a “penny stock.” A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.  The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market, assuming one develops.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

During the fiscal year ended December 31, 2014 the Company sold 4,770,534 shares in a Regulation S offering to non-US investors.  The total proceeds of the offering was $1,124,834, interest and other expenses totaled $52,568 and commission and other expense reimbursements totaled $695,185. The Company recorded net proceeds totaling $377,081. There were no shares issued to pay interest in 2014 and cash payments on interest totaled $21,994.  In addition, during this period, the Company issued 1,100,000 shares under Regulation A to legal and financial consultants for their roles in the offerings for Regulation S and Regulation A  offerings and advisory services on the pursuit of financing. The total issuance was valued at $220,000. No commissions were paid on the issuance of these shares.

From January 1, 2015, through June 24, 2015, the Company sold an aggregate of 1,284,350 shares of restricted stock with prices ranging from $0.20 to $0.33 with gross proceeds of $272,715 and received an approximate of $ $99,884 of net proceeds from such sales. Commissions and expense reimbursements were paid to foreign agents for Regulation S offerings by the Company in the amount of $173,357 and interest on investments were incurred in the amount of $3,750 net. There were $2,325 in cash payments for interest in 2015.

The shares sold in the private placement were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2), Rule 506 of Regulation D and Rule 903 of Regulation S promulgated under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. Based on representations from the investors, the Company determined that the investors are either “accredited investors,” as such term is defined in Regulation D promulgated under the Securities Act or not a “U.S. person,” as that term is defined in Rule 902(k) of Regulation S promulgated under the Securities Act, and such investors acquired our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the investors understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

MARKET INFORMATION

HOLDERS

As of June 15, 2015, we had approximately 172 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is VStock Transfer LLC, 18 Lafayette Place, Woodmere, New York, 17598.

DIVIDENDS

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.  We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board and will be dependent upon our consolidated financial condition, results of operations, capital requirements, and such other factors as the Board deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA.

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations include a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words.  Those statements include statements regarding the intent, belief or current expectations of us and the management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission.   Important  factors not  currently  known  to management  could  cause  actual  results  to differ  materially  from  those in forward-looking  statements.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and business and operations of the Company.  No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.  Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for materials, and competition.

RESULTS OF OPERATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2014 AND 2013

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes. This discussion and analysis contains certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for fiscal 2014 and 2013, cash requirements, and our expected operating office openings. Only statements which are not historical facts are forward-looking and speak only as of the date on which they are made.  Information included in this discussion and analysis includes commentary on company-owned offices and sales volumes. Management believes such sales information is an important measure of our performance, and is useful in assessing consumer acceptance of the ABCO Energy Business Model and the overall health of the Company.  All of our financial information is reported in accordance with U. S. Generally Accepted Accounting Principles (GAAP).  Such financial information should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP.

OVERVIEW

As of December 31, 2014, we operated in three locations in Arizona. The Company plan is to expand to more locations in North America in the next year. We believe that the solar and energy efficiency business functions better if the employees are local individuals working and selling in their own community.  Our customers have indicated a preference for dealing with local firms and we will continue our focus on company-owned integrated product and services offices. Once a local firm is established, growth tends to come from experience, quality and name recognition.  This will result in larger contracting jobs, statewide expansion and growth in revenue.  We remain committed to high quality operations.

Our operating results for the years ended December 31, 2014 and 2013 are presented below with major category details of revenue and expense including the components of operating expenses.

SUBSEQUENT EVENTS

Management has evaluated all subsequent events through the reporting period and there are none to report.

FISCAL YEAR ENDED DECEMBER 31, 2014 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2013

Sales increased by $492,513 or 60% from 2013 to $1,315,660 in 2014 from $823,147 in 2013. Increased advertising, added sales persons and improvement in the solar market contributed to our increase in sales for 2014.

Cost of sales increased by $304,494, or 39%, to $1,081,347 in 2014 from $776,853 in 2013 due primarily to increase in sales, reduction in prices in the market place and extreme competition from installers and the finance markets. The Company also changed its focus from residential installs to a commercial focus in order to meet changes in the market. Gross margin as a percentage of total sales increased to 18% in 2014 from 6% in 2013, primarily due to more efficient production and a sales mix shift to the higher profit and commercial market emphasis.

General and administrative expenses increased by $169,907, or 25%, to $837,862 in 2014 from $667,955 in 2013 due primarily to sales force additions, high cost of becoming a full reporting public company and advertising expenses in 2014. The increase in operating expenses as a percentage of sales was primarily due to higher cost of sales persons and for fixed operating costs.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements have been for carrying cost of accounts receivable and inventory during and after completion of contracts. This process can easily exceed 90 days and requires the contractor to pay all or most of the cost of the project without assistance from suppliers. Our working capital at December 31, 2014 was $(252,458) and it was $35,350 at December 31, 2013. This decrease of $287,808 was primarily funded by our private equity offerings and was negatively affected by inventory increases and accounts receivable increases for the year ended December 31, 2014. We were unable to raise as much capital from investors during 2014 which also resulted in less working capital available.  Bank financing has not been available to the Company. Our supplier lines of credit have increased by $276,605 or 235% in this period due to our working capital and credit experience, however our accounts payable are significantly higher.

ABCO Energy has very little contracted lease obligations or long term debt. Our long term debt totaled $54,829 at December 31, 2014 and $ 0 at December 31, 2013.  The company owed Officers and Directors $60,000 and $60,000 respectively on demand notes.

STATEMENTS OF CASH FLOWS

During the years ended December 31, 2014 and 2013 our net cash provided by operating activities was $(449,658) and $(359,377) respectively. Net cash provided by operating activities in the period ended December 31, 2014 consisted primarily of net loss from operations adjusted for non-cash expenses and a decrease in accounts payable and accrued expenses.

Net cash used in investing activities for the years ended December 31, 2014 and 2013 was $(21,305) and $1,477 respectively due to acquisitions of equipment and deposits on leased real estate. Net cash provided by financing activities for the years ended December 31, 2014 and 2013 was $403,910 and $428,785 respectively. Net cash provided by financing activities for 2014 and 2013 resulted primarily from the issuance of common stock. Cash flows from Financing Activities were reduced by legal and other costs of the SEC filing of Form 10, FINRA applications and other offering expenses that aggregated a total of $28,000.

Since our inception on August 8, 2008 through December 31, 2013 we have incurred net operating losses of ($1,802,020). Our cash and cash equivalent balances were $25,104 and $92,157 for the period ended December 31, 2014 and 2013 respectively. At December 31, 2014 we had total liabilities of $508,034 as opposed to $176,600 at December 31, 2013.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8.  FINANCIAL STATEMENTS.

ABCO  ENERGY, INC.

TABLE OF CONTENTS FOR CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of ABCO Energy Inc.

We have audited the accompanying consolidated balance sheets of ABCO Energy, Inc. (the “Company”) as of December 31, 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ABCO Energy, Inc. as of December 31, 2014 and the results of its operations, stockholders’ equity, and cash flows for the year ended December 31, 2014, in conformity accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM, LLP
RBSM, LLP
Las Vegas, Nevada
June 25, 2015

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of ABCO Energy Inc.

We have audited the accompanying consolidated balance sheet of ABCO Energy, Inc. (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ABCO Energy, Inc. as of December 31, 2013 and the results of its operations, stockholders’ equity, and cash flows for the year ended December 31, 2013, in conformity accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford &Company, LLC

L.L. Bradford & Company, LLC
June 24, 2014
Las Vegas, Nevada

ABCO ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2014 and 2013

ASSETS	December 31, 2014	December 31, 2013
Current Assets
Cash	$25,104	$92,157
Accounts receivable	164,706	81,418
Inventory	49,245	38,375
Total Current Assets	$239,055	$211,950
Fixed Assets
Vehicles, office furniture & equipment – net of accumulated depreciation	57,800	35,203
Other Assets
Investment in long term leases	13,293	21,712
Security deposits	7,235	5,190
Total Other Assets	20,528	26,902
Total Assets	$317,383	$274,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$393,205	$116,600
Current portion of long term debt	38,308	-
Note payable – related party	60,000	60,000
Total Current Liabilities	491,513	176,600

Long term debt, net of current portion	16,521	-
Total Liabilities	508,034	176,600

Stockholders’ Deficit:
Common stock, 500,000,000 shares authorized, $0.001 par value, 23,695,680 and 17,768,574 outstanding at December 31, 2014 and 2013, respectively.	23,695	17,768
Additional paid-in capital	1,587,674	1,244,520
Accumulated deficit	(1,802,020)	(1,164,833)
Total Stockholders’ Deficit	(190,651)	97,455
Total Liabilities and Stockholders’ Deficit	$317,383	$274,055

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Revenues	$1,315,660	$823,147
Cost of Sales	1,081,347	776,853
Gross Profit	234,313	46,294
Operating Expenses:
Selling, General & Administrative	289,167	377,451
Consulting fees	134,355	68,111
Professional and legal fees	95,535	66,665
Salaries and wages, administrative	318,805	155,728
Total operating expenses	837,862	667,955
Loss from operations	(603,549)	(621,661)
Other expenses
Interest on notes payable	33,638	4,923
Loss before provision for income taxes	(637,187)	(626,584)
Provision for income tax	-	-
Net loss applicable to common shareholders	$(637,187)	$(626,584)

Net loss Per Share (Basic and Fully Diluted)	$(0.03)	$(0.03)

Weighted average number of common shares used in the calculation	20,267,052	18,917,104

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD ENDING DECEMBER 31, 2012
THROUGH THE YEAR ENDED DECEMBER 31, 2014

	Common Stock		Additional		Total
	Shares	Amount $0.001Par	Paid in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at December 31, 2012	20,065,634	20,066	819,437	(538,249)	301,254
Common shares issued under private placement offering net of expenses	4,302,940	4,302	464,816	-	469,118
Common shares cancelled	(6,600,000)	(6,600)	-	-	(6,600)
Legal & administrative expense- public offering	-	-	(39,733)	-	(39,733)
Net (loss) for the period	-	-	-	(626,584)	(626,584)
Balance at December 31, 2013	17,768,574	$17,768	$1,244,520	$(1,164,833)	$97,455
Common shares issued under private placement offering net of expenses	5,927,106	5,927	371,154	-	377,081
Legal & administrative expense- public offering	-	-	(28,000)	-	(28,000)
Net (loss) for the period	-	-	-	(637,187)	(637,187)
Balance at December 31, 2014	23,695,680	$23,695	$1,587,674	$(1,802,020)	$(190,651)

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

	For The Year Ended December 31, 2014	For The Year Ended December 31, 2013
Cash Flows From Operating Activities:
Net loss for the period	$(637,187)	$(626,584)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	13,538	14,639
Changes in operating assets and liabilities:
Accounts receivable	(83,288)	156,534
Inventory	(10,870)	65,114
Other current assets	(8,456)	(2,012)
Payment of director’s short term debt	-	45,000
Accounts payable & accrued expenses	276,605	(12,068)
Net cash provided ( used for) operating activities	(449,658)	(359,377)
Cash Flows From Investing Activities:
Purchase of vehicles, furniture & equipment	(27,679)	(3,241)
Principal payments on long term leases	8,419	964
Product and lease deposits	(2,045)	800
Net cash provided by (used for) investing activities	(21,305)	(1,477)
Cash Flows From Financing Activities:
Proceeds from long term debt	54,829	-
Proceeds from sale of common stock – net of expenses of $752,212	377,081	468,518
Expenses of public stock offering – Legal and other filing	(28,000)	(39,733)
Net cash provided by financing activity	403,910	428,785
Net increase (decrease) in cash	(67,053)	67,931
Cash, beginning of period	92,157	24,226
Cash, end of period	$25,104	$92,157

Supplemental disclosures of cash flow information:
Cash paid for interest	$33,638	$4,923
Regulation A shares issued as financing fees	$220,000	$-

Cancellation of common shares	$-	$6,600

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

Note 1 Overview and Description of the Company

ABCO Energy, Inc. was organized on July 29, 2004 and operated until July 1, 2011 as Energy Conservation Technologies, Inc. (ENYC).  On July 1, 2011 ENYC entered into a share exchange agreement (SEA) with ABCO Energy and acquired all of the assets of ABCO.  ENYC changed its name to ABCO Energy, Inc. on October 31, 2011.  As a result of the SEA, the outstanding shares of ENYC as of June 30, 2011 were restated in a one for twenty three (1 for 23) reverse division prior to the exchange to approximately 9% of the post-exchange outstanding common shares.

The Company now has 500,000,000 common shares authorized and no preferred shares are currently authorized or issued as of the date of this report.

The Company is in the Photo Voltaic (PV) solar systems industry and is an electrical product and services supplier.  The Company plans to build out a network of operations in major cities in the USA in order to establish a national base of PV suppliers, lighting suppliers and electrical service operations centers.  This combination of services, solar and electric, provides the company with a solid base in the standard electrical services business and a solid base in the growth markets of solar systems industry.

OVERVIEW

As of December 31, 2014, we operated in three locations in Arizona.  The Company plan is to expand to more locations in North America in the next year as funding becomes available. We believe that the solar and energy efficiency business functions better if the employees are local individuals working and selling in their own community. Our customers have indicated a preference for dealing with local firms and we will continue our focus on company-owned integrated product and services offices. Once a local firm is established, growth tends to come from experience, quality and name recognition. We remain committed to high quality operations.

DESCRIPTION OF PRODUCTS

ABCO sells and installs Solar Photovoltaic electric systems that allow the customer to produce their own power on their residence or business property.  These products, installed by our crews, are purchased from both USA and offshore manufacturers. We have available and utilize many suppliers of US manufactured solar products from such companies as Sunpower, UpSolar, Mage, Siliken Solar, Westinghouse Solar, Schuco and various Chinese suppliers.  In addition, we purchase from a number of local and regional distributors whose products are readily available and selected for markets and price.  ABCO offers solar leasing and long term financing programs from UP solar, Sunpower, Suncap and AEFC that are offered to ABCO customers and other marketing and installation organizations.

ABCO also sells and installs energy efficient lighting products, solar powered street lights and lighting accessories.  ABCO contracts directly with manufacturers to purchase its lighting products which are sold to residential and commercial customers.

ABCO has Arizona statewide approval as a registered electrical services and solar products installer.  Our license is ROC 258378 electrical and we are fully licensed to offer commercial and residential electrical services and solar.

 The ABCO subsidiary, Alternative Energy Finance Corporation, (AEFC) a Wyoming Company provides funding for leases of photovoltaic systems.  AEFC financed its owned leases from its own cash and now arranges financing with funds provided by other lessors.   AEFC has not completed any new leases since 2011, but intends to do so as cash becomes available.

Note 2 Summary of significant accounting policies

Critical Accounting Policies and Use of Estimates

These financial statements consist of the consolidated financial positions and results of operations of both the parent, ABCO Energy, Inc. and the subsidiary companies.  In the opinion of Management, all adjustments necessary for a fair statement of results for the fiscal years presented have been included.  These financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) generally accepted in the United States of America.

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

Property and Equipment
Property and equipment are to be stated at cost less accumulated depreciation.  Depreciation is recorded on the straight-line basis according to IRS guidelines over the estimated useful lives of the assets, which range from three to ten years.  Maintenance and repairs are charged to operations as incurred.

Revenue Recognition
The Company generates revenue from sales of solar products, LED lighting, installation services and leasing fees. During the last fiscal year the company had product sales as follows:

Sales Product and Services Description	2014		2013
Solar PV residential and commercial sales	$1,160,296	88%	$471,585	57%
Solar thermal residential -commercial	11,112	1%	92,611	11%
ABCO LED & energy efficient lighting	143,783	11%	256,435	31%
Interest Income	469	-	2,516	1%
Total revenue	$1,315,660	100%	$823,147	100%

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

Note 3 Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company incurred accumulated net losses from inception through the period ended December 31, 2014 of $1,802,020.  In addition, the Company's development activities since inception have been financially sustained through capital contributions from shareholders.

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

Note 4 Warranties of the Company

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

Note 5 Inventory and work in process

The company records inventory at cost and uses the first in first out method to charge inventory to operations.  Work in process consists of costs recovered and revenue earned on projects on a percentage of completion method for work performed on contracts signed during the year ended December 31, 2014. The total of inventory and work in process was $49,245 and $38,375 as of December 31, 2014 and 2013, respectively.

Note 6 Security deposits and Long Term Commitments

The Company has paid security deposits on the three rented spaces it occupies for offices and warehouse which total $7,235 on December 31, 2014 and $5,190 on December 31, 2013.

ABCO leases a 1,200 square foot office and warehouse in an industrial park in Phoenix Arizona for a monthly rental of $1,254 which expires on February 28, 2016.  The aggregate total rent due on this lease through expiration is $21,318.

There is no lease on the Williams, Arizona property because this office is located in the office of a Director and no lease has been established.

On May 1, 2014 the Company rented office and warehouse space at 2100 N. Wilmot #211, Tucson, Arizona 85712.  This facility consists of 3,600 square feet and the two year lease has a forward commitment of $52,200 with an option to cancel one third of the rental after June 30, 2014.

Note 7 Alternative Energy Finance Corporation (AEFC)

AEFC is a wholly owned subsidiary of ABCO Energy.  AEFC provides funding for leases of photovoltaic systems.  AEFC finances its leases from cash payments from its own cash or from single payments or long term leases from lessees.  Long term leases recorded on the consolidated financial statements were $13,293 and $21,712 at December 31, 2014 and December 31, 2013 respectively. The aggregate total of leases receivable over the entire term including inputted interest at 8% internal rate of return is approximately $21,936 and $40,897 at December 31, 2014 and December 31, 2013 respectively.

During October, 2014 one of the AEFC leases defaulted and AEFC repossessed the solar system with a balance due totaling $7,577 in unpaid lease principal.  AEFC sold the full system after removal and installation for $12,000 during the last quarter of 2014.

Note 8 Property and equipment

The Company has acquired all of its office and field work equipment with cash payments and financial institution loans. During the year ended December 31, 2014 the company acquired lease hold improvements, office equipment, boom truck, trailer and auto for the sum of $39,180 and financed $15,804 of the acquisitions from loans.  The total fixed assets consist of vehicles, office furniture, tools and various equipment items and the totals are as follows:

Asset	December 31, 2014	December 31, 2013
Equipment	$99,987	$72,308
Accumulated depreciation	42,187	37,105
Net Fixed Assets	$57,800	$35,203

Depreciation expenses for the years ended December 31, 2014 and 2013 was $13,538 and $14,639 respectively.

Note 9 Note Payable Officer

Officer’s loan is a demand note totaling $60,000 as of December 31, 2014 and December 31, 2013.  This note provides for interest at 12% per annum and is unsecured.  Notes payable to the Director resulted in an interest charge of $7,092 and $7,240 for the period ended December 31, 2014 and December 31, 2013 respectively.

Note 10 Long Term Debt

During the year ended December 31, 2014 the company financed operations and a truck acquisition with loans from Ascentium Capital, a Texas based financial entity.  The following table describes the purpose and terms of the loans.

December 31, 2014
Lender	Date of Loan	Original Loan	Purpose	Interest Rate	Term	Current Portion	Long Term Portion
Ascentium Capital	08/27/14	$50,000	Credit Line	24%	18 Months	$33,847	$7,533
Ascentium Capital	09/01/14	$14,975	Truck loan	9%	36 Months	$4,461	$8,988
		$64,975				$38,308	$16,521

This debt is collateralized by the specific asset in the case of the truck loan and both loans are personally guaranteed by the officers of the Company.

Note 11 Stockholder’s Deficit

In March 1, 2013 the Company began a third European private placement offering of restricted common stock to non USA citizens only. The offering consisted of up to 10,000,000 shares of common stock offered at the price of $0.33 USD per share. As of December 31, 2014, the Company had sold 9,043,773 shares.

During the fiscal year ended December 31, 2014 the Company sold 4,770,534 shares in this Regulation S offering to non-US investors. The total proceeds from the offering was $1,124,834, interest and other expenses totaled $52,568. Commission and expense reimbursements totaled $695,185. The Company recorded net proceeds totaling $377,081. There were no shares issued to pay interest in 2014, however cash payments on interest totaled $25,081. Unpaid shareholder interest at December 31, 2014 totalled $42,722.

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

On August 19, 2014 the Company issued an aggregate of 1,100,000 shares to financial consulting entities for services relating to fund raising activities and to law firms for legal fees and expenses incurred for public share registrations and other business related activities.  These shares were issued with the SEC order dated September 11, 2013 declaring effective the offering statement registered pursuant to Regulation A under section 3(b) of the Securities act of 1933, as amended.  The shares were issued to legal consultants for assistance with the Form 10 and the 15c211 filing and for consultants who have assisted in the funding of the Company, as aforesaid. The total issuance was valued at $220,000 for fair market value as negotiated and that amount is charged to additional paid in capital.

Additional shares sold plus the cancellation resulted in the total number of common shares outstanding to be 23,695,680 and 17,768,574 as of December 31, 2014 and December 31, 2013 respectively.

Note 12 Subsequent Events

From January 1, 2015, through June 24, 2015, the Company sold an aggregate of 1,284,350 shares of restricted stock with prices ranging from $0.20 to $0.33 and received gross proceeds of $272,715 and commissions were paid to foreign agents for Regulation S offerings by the Company totaling $173,357. The Company received  approximately $99,884 of net proceeds from such sales.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman/CEO and the Chief Financial Officer concluded that our disclosure controls and procedures are not currently effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings. The Company is attempting to expand such controls and procedures, however, due to a limited number of resources the complete segregation of duties is not currently in place.

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

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the name and age of officers and director as of December 31, 2014. Our Executive officers are elected annually by our board of directors.  Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.  Both Mr. O’Dowd and Mr. Marx were members of the Board and Officers prior to the SEA with Energy Conservation Technologies, Inc. and afterward they were reappointed to the Board on the effective day July 1, 2011.

The Company’s Chief Executive Officer, President, and Director Mr. O’Dowd, and Wayne Marx, a Vice President and Director, are “Promoters” within the meaning of Rule 405 of Regulation C in that these individuals were instrumental in founding and organizing ABCO Energy, Inc.

Officer’s Name	Directors Name	Age	Officer’s Position	Appointment date
Charles O’Dowd	Charles O’Dowd	65	CEO, President, Secretary	July 1, 2011
Wayne Marx	Wayne Marx	64	VP, Director	July 1, 2011

The Board of Directors consists of two individuals, Charles O’Dowd, CEO, President, and Director, and Mr. Wayne Marx, VP and Director. The date of appointment above coincides with the date of the SEA with ENYC on July 1, 2011.  Both persons also served as Directors and Officers of the predecessor companies.  Biographies of the Executive Officers and Members of the Board of Directors are set forth below:

Charles O’Dowd, President, Secretary, Director

Mr. O’Dowd has six years of experience in the sales and installation of solar products and has spent the past 40 years in a marketing and sales career in real estate and business brokerage. He is well known in the business community throughout Arizona.  From 1975 to 2003, Mr. O’Dowd worked in the real estate industry as a Broker (residential & commercial), Loan Originator, Sales Manager of a 100 person real estate office, Project Manager (6700 N. Oracle) and Land Developer.  From 2003 through 2009 Mr. O’Dowd was VP of Operations and Director of the Southern Arizona Small Business Association.  He has worked full time for ABCO Energy since 2009.  He is a Graduate of the University of Arizona (BS, Political Science) and served as a City of Tucson Police Officer.  He has previously worked for The Colorado College, Tucson Airport Authority Police, and Arizona Air National Guard.  He has vast personal contacts in our market area and is director of sales and marketing for our company.

Wayne Marx, VP, Director.

Mr. Marx was the founder and owner of “Precision Outdoor Power”, power equipment retail and service provider in Tucson and Williams, Arizona.  Wayne has more than 40 years of business experience, mostly in retail and government services a self-employed individual and has been a provider of equipment to residential commercial and government users throughout his business career.  He has limited experience in the solar industry.  Mr. Marx presently brings a representation to our company for fire and emergency service organizations that he presently serves and has worked with for many years. Mr. Marx is Fire Chief for the Sherwood Forest Estates Fire District and Regional Fire Resource Coordinator for Coconino County Fire Department.  Mr. Marx joined the Fire District as Fire chief in 2003 and is still employed at this position full time.  Mr. Marx does not draw a salary or work as an employee for ABCO Energy at this time and serves as a Vice President without any compensation.

The Directors will hold office until the next annual meeting of the security holders following their election and until their successors have been elected and qualified. The Board of Directors appoints Officers. Officers hold office until the next annual meeting of our Board of Directors following their appointment and until successors have been appointed and qualified.

Family Relationships

There are no family relationships between any of our directors, executive officers or directors.

Code of Ethics

We have a Code of Ethics in place for the Company.  The Company seeks advice and counsel from outside experts such as our lawyers and accountants on matters relating to corporate governance and financial reporting.

AUDIT COMMITTEE

The Audit Committee for the Company currently consists of the two members of the Board which acts in such capacity and will do so for the immediate future due to the limited size of the Board. The Company intends to increase the size of its Board in the future, at which time it may appoint a separate Audit Committee.

The Audit Committee will be empowered to make such examinations as are necessary to monitor the corporate financial reporting and the external audits of the Company, to provide to the Board of Directors (the “Board”) the results of its examinations and recommendations derived there from, to outline to the Board improvements made, or to be made, in internal control, to nominate independent auditors, and to provide to the Board such additional information and materials as it may deem necessary to make the Board aware of significant financial matters that require Board attention.

COMPENSATION COMMITTEE

The Company does not presently have a Compensation Committee and the Board acts in such capacity and will do so for the immediate future due to the limited size of the Board. The Company intends to increase the size of its Board in the future, at which time it may appoint a Compensation Committee.

The Compensation Committee will be authorized to review and make recommendations to the Board regarding all forms of compensation to be provided to the executive officers and directors of the Company, including salary, stock compensation and bonus compensation to all employees.

NOMINATING COMMITTEE

The Company does not have a Nominating Committee and the full Board acts in such capacity.

Independence

We are not required to have any independent members of the Board of Directors. The board of directors has determined that Messrs. O’Dowd and Marx each has a relationship which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and each is not an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market.

Involvement in Certain Legal Proceedings

Our Directors and Executive Officers have not been involved in any of the following events during the past ten years:

1.
any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.
being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.
being subject of, or a party to, any federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.
being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities We believe that, during fiscal 2014, our directors, executive officers and 10% stockholders have complied with all Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

REMUNERATION OF DIRECTORS AND OFFICERS

The following table sets forth all the remuneration paid to the three highest paid persons who were our Director and Officers for the fiscal years ended December 31, 2014 and December 31, 2013:

Name of individual or identity of group	Year	Capacities in which remuneration was received	Aggregate remuneration all salary	Consulting and Other Compensation	Total Compensation
Charles O’Dowd	2014	President	$52,000	$0	$52,000
Charles O’Dowd	2013	President	$52,000	$0	$52,000

Mr. O’Dowd received an annual salary of $52,000 per year.  Mr. O’Dowd was employed in January, 2009 and works full time for the Company.

Mr. Marx has not received any compensation for his services to the Board of Directors and no arrangements have been made to do so at this time.  It is anticipated that his remuneration for calendar 2015 will remain the same as fiscal 2014.

There is no family relationship between any of the current officers or directors of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth certain information regarding beneficial ownership of our securities by (i) each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of each class of our voting securities, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

Name and Address of Owner(1)	Title of Securities	Shares owned(2)	Percentage of class(3)
Charles O’Dowd	Common	4,000,000	17%
Wayne Marx	Common	1,000,000	4%
All Officers, Directors and 5% Shareholders - As a Group	Common	5,000,000	21%

(1) The address is c/o ABCO Energy, Inc., 2100 N. Wilmot #211, Tucson, AZ 85712

(2) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2015 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3) Based upon 23,695,680 shares issued and outstanding on December 31, 2014.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below, during the last two fiscal years, there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 5% of the outstanding common, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

There is a demand note due to Wayne Marx, a Director of the Company, in the principal amount of $60,000 a as of December 31, 2013. This demand note provides for interest at 12% per annum and is unsecured.  The note resulted in an interest charge of $7,940 through the period ended December 31, 2014.  This interest was not was not paid in full through this date.

Any future material transactions and loans will be made or entered into on terms that are no less favorable to the Company that those that can be obtained from unaffiliated third parties.  Any forgiveness of loans must be approved by a majority of the Company’s independent directors who do not have an interest in the transactions and who have access, at the Company’s expense, to Company’s or independent counsel. Until the Company has more than two directors, this policy will not be in effect.

Charles O’Dowd, CEO, President and Director of the Company and Wayne Marx, Vice President and Director of the Company are each “Promoters” as defined in Rule 405 of Regulation C.  In 2009 Mr. O’Dowd received his 4,000,000 shares of Company stock in exchange for services rendered which were valued at $4,000 and Mr. Marx purchased his 1,000,000 shares for $50,000 cash in 2010.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual consolidated financial statements during the years ended December 31, 2014 and 2013, and for the reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years, were approximately $45,335 paid to L.L. Bradford, CPAs for 2012 and 2013 audits and 2014 review services.  During 2015, L.L. Bradford transferred their audit practice to the firm of RBSM, whom now serve as ABCO’s PCAOB auditors.  As of December 31, 2014, RBSM did not receive any audit fees from ABCO and a total of $20,000 audit fees was paid in the subsequent year.

Audit-Related Fees

Our independent registered public accounting firm did not bill us during the years ended December 31, 2014 and 2013, for non-audit related services.

Tax Fees

Our independent registered public accounting firm did not bill us during fiscal years ended December 31, 2014, and 2013, for tax related services.

All Other Fees

Our independent registered public accounting firm did not bill us during the years ended December 31, 2014 and 2013 for other services.  During the years ended December 31, 2014, and 2013, there were no amounts billed for other services.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description of Exhibit

3(i)	Articles of Incorporation, as amended (1)
3(ii)	By-Laws(1)
10(a)	Share Exchange Agreement dated July 15, 2011(1)
21	Subsidiaries of Registrant(1)
23.02	Consents of RBSM, LLP and L.L. Bradford & Company, LLC for 2014 and 2013.
31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Presentation Linkbase Document
_________________

(1)Previously filed with the Company’s Form 10, SEC File No. 000-55235, filed on July 1, 2014, and incorporated herein by this reference as an exhibit to this Amendment No. 3 to this Form 10.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABCO ENERGY, INC.

Date: June 26, 2015	By: /s/ CHARLES O’DOWD
Charles O’Dowd
Chief Executive Officer

Date: June 26, 2015	By: /s/ CHARLES O’DOWD
Charles O’Dowd
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Position	Name

June 26, 2015	Chief Executive Officer, Chief Financial Officer and Director	/s/ CHARLES O’DOWD
Charles O’Dowd

June 26, 2015	Director	/s/ Wayne Marx
Wayne Marx