Form 10-Q
period 2015-03-31
ABCO Energy, Inc.
filed 2015-07-10
CIK 1300938

As Filed with the Securities and Exchange Commission on July 10, 2015
File No:  000-55235

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING MARCH 31, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission file number: 000-55235

ABCO ENERGY, INC.
 (Name of registrant as specified in its Charter)

Nevada	20-1914514
(State of Incorporation)	(IRS Employer Identification No.)

2100 North Wilmot #211, Tucson, AZ	85712
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	520-777-0511

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

As of June 30, 2015 we had 24,980,030 shares of common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

ABCO ENERGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED

MARCH 31, 2015

Condensed Consolidated Balance Sheets: As of March 31, 2015 and as of December 31, 2014 (Unaudited)

Condensed Consolidated Statements of Operations: For the Three Months Ended March 31, 2015 and March 31, 2014 (Unaudited)

Condensed Consolidated Statements of Cash Flows: For the Three Months Ended March 31, 2015 and March 31, 2014 (Unaudited)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

ABCO ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS	March 31, 2015	December 31, 2014
Current Assets
Cash	$45,798	$25,104
Accounts receivable	98,651	164,706
Inventory	46,091	49,245
Total Current Assets	190,540	239,055
Fixed Assets
Vehicles, office furniture & equipment – net of accumulated depreciation	53,534	57,800
Other Assets
Investment in long term leases	13,147	13,293
Security deposits	7,235	7,235
Total Other Assets	20,382	20,528
Total Assets	$264,456	$317,383

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$385,763	$393,205
Current portion of long term debt	82,452	38,308
Notes payable – related parties	68,000	60,000
Total Current Liabilities	536,215	491,513

Long Term Debt- net of current portion	8,199	16,521
Total Liabilities	544,414	508,034

Stockholders’ Deficit
Common stock, 500,000,000 shares authorized, $0.001 par value, 24,584,680 and 23,695,680 outstanding at March 31, 2015 and December 31, 2014 respectively.	24,585	23,695
Additional paid in capital	1,638,476	1,587,674
Accumulated deficit	(1,943,019)	(1,802,020)
Total Stockholders’ Deficit	(279,958)	(190,651)
Total Liabilities and Stockholders’ Deficit	$264,456	$317,383

See accompanying notes to the unaudited condensed consolidated financial statements.

ABCO ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Revenues	$144,472	$255,773
Cost of Sales	(120,708)	(138,657)
Gross Profit	23,764	117,116
Operating Expenses:
Selling, General & Administrative	154,531	175,720
Loss from operations	(130,767)	(58,604)
Other expenses
Interest on notes payable	10,232	1,898
Loss before provision for income taxes	(140,999)	(60,502)
Provision for income tax	-	-
Net loss applicable to common shareholders	$(140,999)	$(60,502)
Net loss per share (Basic and fully diluted)	$(0.01)	$(0.01)

Weighted average number of common shares used in the calculation	23,962,500	18,376,895

See accompanying notes to unaudited condensed consolidated financial statements.

ABCO ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	For The Three Months Ended
	March 31, 2015	March 31, 2014
Cash Flows From Operating Activities:
Net Loss for the period	$(140,999)	$(60,502)
Add back non-cash items -depreciation	4,266	4,140
Adjustments to reconcile net loss to net cash used in operating activities
Accounts receivable	66,055	(98,186)
Inventory	3,154	(24,764)
Accounts payable & accrued expenses	(7,442)	(7,107)
Net cash used in operating activities	(74,966)	(186,419)
Cash Flows From Investing Activities:
Principal payments from long term leases	146	226
Net cash provided by investing activities	146	226
Cash Flows From Financing Activities:
Loans from director	8,000	-
Loans from financial institution - net of payments on principal	35,822	-
Proceeds from common stock issuances – net of expenses $139,669	51,692	160,009
Net cash provided by financing activity	95,514	160,009
Net Increase (Decrease) in cash	20,694	(26,184)
Cash at the Beginning of the Period	25,104	88,518
Cash at the End of the Period	$45,798	$62,334

Supplemental Disclosure:

Cash paid for interest	$10,232	$1,898
Income taxes paid	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ABCO ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(UNAUDITED)

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

As of March 31, 2015, we operated in three locations in Arizona.  The Company plan is to expand to more locations in North America in the next year as funding becomes available. We believe that the solar and energy efficiency business functions better if the employees are local individuals working and selling in their own community. Our customers have indicated a preference for dealing with local firms and we will continue our focus on company-owned integrated product and services offices. Once a local firm is established, growth tends to come from experience, quality and name recognition. We remain committed to high quality operations.

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

ABCO has Arizona statewide approval as a registered electrical services and solar products installer.  Our license is ROC 258378 electrical and we are fully licensed to offer commercial and residential electrical services and solar.     We have operated in State of New York and completed projects through the use of contractors licensed in New York.  We have a New York business license, and we intend to continue to do business in this state.  As in all states, we will comply with all licensing requirements of those jurisdictions.

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

Revenue Recognition
The Company generates revenue from sales of solar products, LED lighting, installation services and leasing fees. During the last three months the company had product sales as follows:

Sales Product and Services Description	Three Months March 31, 2015	Three Months March 31, 2014
Solar PV residential and commercial sales	$126,908	$231,000
Solar thermal residential -commercial		24,470
ABCO LED & energy efficient lighting	17,417
Interest Income	147	303
Total revenue	$144,472	$255,773

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

Note 3      Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company incurred accumulated net losses from inception through the period ended March 31, 2015 of $1,943,019.  In addition, the Company's development activities since inception have been financially sustained through capital contributions from shareholders.

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

Note 4      Inventory and work in process

The company records inventory at cost and uses the first in first out method to charge inventory to operations.  Work in process consists of costs recovered and revenue earned on projects on a percentage of completion method for work performed on contracts signed during the Three Months ended March 31, 2015. The total of inventory and work in process was $46,091 as of March 31, 2015 and $49,245 as of December 31, 2014.

Note 5      Security deposits and Long Term Commitments

The Company has paid security deposits on the three rented spaces it occupies for offices and warehouse which total $7,235 on March 31, 2015 and on December 31, 2014.

ABCO lease a 1,200 square foot office and warehouse in an industrial park in Phoenix Arizona for a monthly rental of $1,254 which expires on February 28, 2016.  The aggregate total rent due on this lease through expiration is $21,318.

There is no lease on the Williams, Arizona property because this office is located in the office of a Director and no lease has been established.

On May 1, 2014 the Company rented office and warehouse space at 2100 N. Wilmot #211, Tucson, Arizona 85712.  This facility consists of 3,600 square feet with a monthly rent of $2,862. Two thirds of the space has a two year lease has a forward commitment of $48,654 with an option to cancel one third of the rental after June 30, 2015. ABCO has made the election to cancel one third of the lease as of June 30, 2015.

Note 6      Alternative Energy Finance Corporation (AEFC)

AEFC is a wholly owned subsidiary of ABCO Energy.  AEFC provides funding for leases of photovoltaic systems.  AEFC finances its leases from cash payments from its own cash or from single payments or long term leases from lessees.  Long term leases recorded on the consolidated financial statements were $13,147 and $13,293 at March 31, 2015 and December 31, 2014 respectively. The aggregate total of leases receivable over the entire term including inputted interest at 8% internal rate of return is approximately $37,619 and $40,897 at March 31, 2015 and December 31, 2014 respectively.

 Note 7      Property and equipment

The Company has acquired all of its office and field work equipment with cash payments and financial institution loans. During the Three Months ended March 31, 2015 the company acquired lease hold improvements, office equipment, boom truck, trailer and auto for the sum of $39,180 and financed $15,804 of the acquisitions from loans.  The total fixed assets consist of vehicles, office furniture, tools and various equipment items and the totals are as follows:

Asset	March 31,2015	December 31, 2014
Equipment	$99,987	$99,987
Accumulated depreciation	(46,453)	(42,187)
Net Fixed Assets	$53,534	$57,800

Note 8      Note Payable Officer

Officer’s loans are demand notes  totaling $68,000 as of March 31, 2015 and $60,000 as of December 31, 2014.  The $60,000 note as of December 31, 2014 provides for interest at 12% per annum and is unsecured.  Notes payable to the Director resulted in an interest charge of $1,800 and $7,240 for the period ended March 31, 2015 and December 31, 2014 respectively.

The current period note in the amount of $8,000 as of March 31, 2015 was received in the first quarter of 2015.  The note is a demand note, does not bear interest and is unsecured.

Note 9 Long Term Debt

During the quarter ended March 31, 2015 the Company financed operations with loans from National Funding.  During the prior fiscal year the company borrowed working capital and equipment loans from Ascentium Capital. The following table describes the purpose and terms of the loans.

Schedule of Long term Debt						March 31,2015
Lender	Date of Loan	Original Loan	Purpose	Interest Rate	Term	Current Portion	Long Term Portion
Ascentium Capital	08/27/14	$50,000	Credit Line	24%	18 Months	$33,027	$-
Ascentium Capital	09/01/14	$14,975	Truck loan	9%	36 Months	$4,538	$8,199
National Funding	02/25/15	$50,000	Credit Line	30%	7 Months	$44,887	$-
		$114,975				$82,452	$8,199

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

In March 1, 2013 the Company began a third European private placement offering of restricted common stock to non USA citizens only.  The offering consisted of up to 10,000,000 shares of common stock offered at the prices of $.20 to $0.33 USD per share.  As of March 31, 2015, the Company had sold 9,932,773 shares.

During the first quarter of 2015 company sold 889,000 shares of common stock and received gross proceeds of $205,860.  The expenses of offering totaled $139,669.  The net proceeds were used for working capital, corporate expenses, legal fees and public company expenses.

ABCO settled a substantial legal billing for the preparation of the Regulation A offering and its FINRA applications with the issuance of 50,000 shares of restricted common stock.  The shares were recorded at par during the 2014 and resulted in a reduction in legal fees expense and an increase in equity.

On March 18, 2014 the company founder cancelled the original issue 6,000,000 shares to satisfy a requirement for FINRA approval of the company merger, name change and roll back of ENYC shares. Additional shares sold plus this action resulted in the total number of common shares outstanding to be 24,584,680 and 23,695,680 as of March 31, 2015 and December 31, 2014 respectively.

On August 19, 2014 the Company issued an aggregate of 1,100,000 shares to financial consulting entities for services relating to fund raising activities and to law firms for legal fees and expenses incurred for public share registrations and other business related activities.  These shares were issued with the SEC order dated September 11. 2014 declaring effective the offering statement registered pursuant to Regulation A under section 3(b) of the Securities act of 1933, as amended.  The shares were issued to legal consultants for assistance with the Form 10 and the 15c211 filing and for consultants who have assisted in the funding of the Company, as aforesaid. The total issuance was valued at $220,000 for fair market value as negotiated and that amount is charged to additional paid in capital.

Note 11     Other matters

On August 29, 2014 the Securities and Exchange Commission approved the ABCO Energy, Inc. Regulation A offering documents, as amended, so that the Company may offer shares of free trading common stock for capital raising purposes.   Legal fees relating to financing activities, market maker applications with FINRA, blue sky registrations with states and other fund raising expenses were charged to additional paid in capital in the amount $14,500 for the three months ended March 31,2015 and $39,733 during the years ended December 31, 2014.

Note 12    Warranties of the Company

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

Note 13     Subsequent Events

From April 1, 2015, through current, the Company sold an aggregate of 395,350 shares of restricted common stock with prices ranging from $0.20 to $0.33 and received gross proceeds of $81,465.  Expenses were paid to foreign agents for Regulation S offerings by the Company totaling $52,698.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THREE MONTHS ENDED MARCH 31, 2014.

Our discussion of operating results for the three months ended March 31, 2015 and March 31, 2014 are presented below with major category details of revenue and expense including the components of operating expenses.

Sales consist of photovoltaic products, LED lighting products and installation during both periods for the three months ended March 31, 2015 and for the three months ended March 31, 2014. We have also sold a number of our proprietary LED solar street lights and revenue from this project was recorded during the current period.

Sales for the three months ended March 31, 2015 were $144,472 as compared to $255,773 for the same three months in 2014.  This is a reduction of $111,301 or 44% from the 2014 sales. The majority of the 2014 reduction is the result of declining residential solar sales during the quarter from seasonal adjustments.  The Solar sales revenue in 2015 and 2014 reflected changing market conditions in the financing of solar installations and a reduction in utility incentives offered to residential and commercial buyers.  When the utilities in Arizona cancelled or substantially reduced the rebate programs, the financing or leasing companies were able to reduce the financial requirements by accepting the rebates as partial payments were no longer able to make loans or lease that required no money down or longer terms for their finance products.  This severally reduced the opportunities for sales and reduced gross margins substantially.  Without available financing, the sales of solar products became even more difficult.  We are not aware of any trends that may have a similar affect or a similar negative affect on the market as happened in Arizona during 2015 and 2014. The prices of solar products were reduced in 2015 and 2014 to offset the reduction or elimination of rebates and the market has recovered from this time.  ABCO has worked diligently to overcome these changes by focusing on large commercial applications and the increased interest of business and government in the LED lighting contracts.

Cost of sales was 84% of revenues in 2015 and 54% of revenues in 2014.   Gross margins were 16% of revenue in 2015 and 46% of revenue for the three month of 2014.  During 2014 the prices of solar products had not yet been reduced by suppliers to compensate for the previously discussed market conditions.  This resulted in higher product prices as a percentage of product sales and had a negative effect on gross margins. During 2015 and 2014 we have been offering new products and have found our entry market prices with some LED product lines have been reduced to gain market share and our gross profit reflects this decision.  We feel that we have made progress in entering the LED markets and that our gross margins will improve in the future.

Total selling, general and administrative expenses were 107% of revenues in 2015 and 69% of revenues for the same period in 2014.  Net loss for the three months period ended March 31, 2015 was $140,999 as compared to the net loss of $60,502 for the same three month period ended March 31, 2014.  Our operating expenses for this period were lower than the comparative period in 2014.  This combination of factors increased the operating loss for the period ending March 31, 2015 as compared to March 31, 2014. Since our year to date revenues is lower than the previous year, this resulted in higher operating expenses as a percentage of total revenue.

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

STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

During the Three Months ended March 31, 2015 our net cash used by operating activities was $74,966 and comparatively the net cash used by operating activities in the Three Months ended March 31, 2014 was $186,419.  Net cash used by operating activities in the period ended March 31, 2015 consisted primarily of net losses from operations $140,999 for 2015 as compared to $60,502 for 2014.  Depreciation adjustments were of non-cash expenses were $4,266 and $4,140 for each year respectively.  The Company experienced a decrease in accounts payable of $7,442 and $7,107 for each year respectively.  This is primarily due the company requiring more credit from our suppliers and slower credit payments from the Company during the 2015 and 2014 period.  The corresponding increases in inventory and accounts receivable reflect cash required because of growth in sales during each period.  The decrease in Accounts receivable during the period ended March 31, 2015 reflected the decrease in sales during the period from higher sales in the 2014 prior period.

Net cash provided by investing activities for the Three Months ended March 31,2015 and 2014 was $146 and $226 respectively due to receipt of principal on leases.

Net cash provided by financing activities for the Three Months ended March 31, 2015 and 2014 was $95,514 and $160,009 respectively. Net cash provided by financing activities for 2015 resulted primarily from the sale of common stock, loans from a financial institution and loans from a Director. Cash provided by financing activities during the three months ended March 31, 2014 were primarily from the sale of common stock.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements have been for carrying cost of accounts receivable after completion of contracts.  The industry habitually requires the solar contractor to wait for the utility rebate and in order to be paid for the contracts. This process can easily exceed 90 days and requires the contractor to pay all or most of the cost of the project without assistance from suppliers. Our working capital at March 31, 2015 was $(263,223) and it was $(214,150) at December 31, 2014.  This decrease of $49,073 was primarily caused by losses from operations during the Three Months ended March 31, 2015 and the year ended December 31, 2014. Bank financing has not been available to the Company but we have been able to increase our credit lines with our suppliers because of good credit.  There are no material covenants on our credit lines, normally due in 30 days, since they are standard in the industry and the balances vary on a daily basis.

We have been able to borrow $8,000 from one of our Directors to increase working capital during the first quarter of 2015. There are no existing agreements or arrangement with any Director to provide additional funds to the Company.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Not Applicable to Smaller Reporting Companies.

Item 4.      Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, March 31,2015, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman/CEO and the Chief Financial Officer concluded that our disclosure controls and procedures are not currently effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings. The Company is attempting to expand such controls and procedures, however, due to a limited number of resources the complete segregation of duties is not currently in place.

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

Item 1A.   Risk Factors

Not Applicable.

Item 2.      Unregistered Sale of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2015, we issued 889,000 shares of Common Stock for $205,860 and paid expenses of financing in the amount of $139,669 in private Regulation S transactions in reliance of the exemption from registration contained in Regulation S under the Securities Act of 1933, as amended. The net proceeds were used for working capital, corporate expenses, legal fees and public company expenses.

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

July 10, 2015

ABCO ENERGY, INC

/s/ Charles O’Dowd
Charles O’Dowd
Title: President &
Chief Executive Officer (CEO)

/s/ Charles O’Dowd
Charles O’Dowd
Chief Financial Officer (CFO)
Principal Accounting Officer (PAO)