Form 10-Q
period 2015-06-30
ABCO Energy, Inc.
filed 2015-08-19
CIK 1300938

As Filed with the Securities and Exchange Commission on August 19, 2015
File No:  000-55235

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING JUNE 30, 2015

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

As of August 19, 2015 we had 25,180,030 shares of common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

ABCO ENERGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED

JUNE 30, 2015

Consolidated Balance Sheets: As of June 30, 2015 and as of December 31, 2014 (Unaudited)

Consolidated Statements of Operations: For the Three months and Six Months Ended June 30, 2015 and June 30, 2014 (Unaudited)

Consolidated Statements of Cash Flows: For the Three Months and Six Months Ended June 30, 2015 and June 30, 2014 (Unaudited)

Notes to the Consolidated Financial Statements (Unaudited)

ABCO ENERGY, INC.
 CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS	June 30, 2015	December 31, 2014
Current Assets
Cash	$16,313	$25,104
Accounts receivable	243,239	164,706
Inventory	46,090	49,245
Total Current Assets	305,642	239,055
Fixed Assets
Vehicles, office furniture & equipment – net of accumulated depreciation	50,086	57,800
Other Assets
Investment in long term leases	12,997	13,293
Security deposits	7,235	7,235
Total Other Assets	20,232	20,528
Total Assets	$375,960	$317,383

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$523,380	$393,205
Current portion of long term debt	59,552	38,308
Notes payable – related parties	68,000	60,000
Total Current Liabilities	650,932	491,513

Long Term Debt- net of current portion	6,991	16,521
Total Liabilities	657,923	508,034

Stockholders’ Deficit
Common stock, 500,000,000 shares authorized, $0.001 par value, 24,997,530 and 23,695,680 outstanding at June 30, 2015 and December 31, 2014 respectively.	24,997	23,695
Additional paid in capital	1,652,689	1,587,674
Accumulated deficit	(1,959,649)	(1,802,020)
Total Stockholders’ Deficit	(281,963)	(190,651)
Total Liabilities and Stockholders’ Deficit	$375,960	$317,383

See accompanying notes to the unaudited consolidated financial statements.

ABCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	For the Three Months Ended		For The Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015		June 30, 2014
Revenues – Note 2	$476,311	$420,550		$620,783	$676,323
Cost of Sales	314,923	247,991		435,631	386,648
Gross Profit	161,388	172,559		185,152	289,675
Operating Expenses:
Selling, General & Administrative	158,543	188,979		313,074	364,699
Income (Loss) from operations	2,845	(16,420)		(127,922)	(75,024)
Other expenses
Interest on notes payable	19,475	11,947		29,707	13,845
Loss before provision for income taxes	(16,630)	(28,367)		(157,629)	(88,869)
Provision for income tax - Note 1	-	-		-	-
Net loss applicable to common shareholders	$(16,630)	$(28,367)		$(157,629)	$(88,869)
Net loss per share (Basic and fully diluted)	$(0.01)	$(0.01)	$	(0.01)	$(0.01)

Weighted average number of common shares used in the calculation	24,791,105	18,376,895		24,346,605	19,010,681

See accompanying notes to the financial statements.

ABCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	For The Six Months Ended
	June 30, 2015	June 30, 2014
Cash Flows From Operating Activities:
Net Loss for the period	$(157,629)	$(88,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	8,573	8,400
Increase in accounts receivable	(78,533)	(6,775)
Change in inventory	3,155	(86,986)
Increase in accounts payable & accrued expenses	137,196	81,072
Net cash used in operating activities	(87,238)	(93,158)
Cash Flows From Investing Activities:
Acquisition of equipment	(859)	(12,130)
Principal payments from long term leases	296	460
Product and lease deposits	-	(2,045)
Net cash provided by investing activities	(563)	(13,715)
Cash Flows From Financing Activities:
Loans from director	8,000	-
Loans from financial institution - net of payments on principal	4,693	-
Proceeds from common stock issuances – net of expenses	66,317	184,113
Net cash provided by financing activity	79,010	184,113
Net Increase (Decrease) in cash	(8,791)	77,240
Cash at the Beginning of the Period	25,104	92,157
Cash at the End of the Period	$16,313	$169,397

Supplemental Disclosure:

Cash paid for interest	$29,707	$13,845
Income taxes paid	$-	$-

See accompanying notes to unaudited consolidated financial statements.

ABCO ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2015
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

The Company prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles in the United States. However, the Company has recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first six months of 2015. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2014. The income statement for the six months ended June 30, 2015 cannot necessarily be used to project results for the full year.

Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates include, but are not limited to the estimated useful lives of equipment for purposes of depreciation and the valuation of common shares issued for services, equipment and the liquidation of liabilities.

Loss per Share
Basic earnings per share amounts are calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the weighted average numbers of shares of common stock outstanding for the periods, including dilutive effects of stock options, warrants granted and convertible preferred stock. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. Since Indoor Harvest has incurred losses for all periods, the impact of the common stock equivalents would be anti-dilutive and therefore are not included in the calculation.

Effects of Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued accounting pronouncements noting that they do not affect the financial statements.

Note 2      Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company incurred accumulated net losses from inception through the period ended June 30, 2015 of $1,959,649.  In addition, the Company's development activities since inception have been financially sustained through capital contributions from shareholders.

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

Note 3      Note Payable Officer

Officer’s loans are demand notes totaling $68,000 as of June 30, 2015 and $60,000 as of December 31, 2014.  The $60,000 note as of December 31, 2014 provides for interest at 12% per annum and is unsecured.  Notes payable to the Director resulted in an interest charge of $1,800 and $7,240 for the period ended June 30, 2015 and December 31, 2014 respectively.

The current period note in the amount of $8,000 as of June 30, 2015 was received in the first quarter of 2015.  The note is a demand note, bears interest at 12% per annum and is unsecured.

Note 4      Long Term Debt

During the quarter ended June 30, 2015 the Company financed operations with loans from National Funding.  During the prior fiscal year the company borrowed working capital and equipment loans from Ascentium Capital. The following table describes the purpose and terms of the loans.

Schedule of Long term Debt						June 30,2015
Lender	Date of Loan	Original Loan	Purpose	Interest Rate	Term	Current Portion	Long Term Portion
Ascentium Capital	08/27/14	$50,000	Credit Line	24%	18 Months	$24,910	$-
Ascentium Capital	09/01/14	$14,975	Truck loan	9%	36 Months	$4,654	$6,991
National Funding	02/25/15	$50,000	Credit Line	30%	7 Months	$29,958	$-
		$114,975				$59,552	$6,991

This debt is collateralized by the specific asset in the case of the truck loan and both loans are personally guaranteed by the officers of the Company.

Note 5     Stockholder’s Equity

During the six month period ended June 30, 2015 Company sold 1,311,850 shares of common stock and received gross proceeds of $292,295.  The expenses of offering totaled $162,265.  The net proceeds were used for working capital, corporate expenses, legal fees and public company expenses.

Note 6     Other matters

Legal fees relating to financing activities, market maker applications with FINRA, blue sky registrations with states and other fund raising expenses were charged to additional paid in capital in the amount $28,565 for the six months ended June 30,2015 and $39,733 during the years ended December 31, 2014.

Our business is affected by some seasonality but this is not a material concern of our Company.  Most reduction in sales due to seasonality take place during the major winter holidays and then picks up again in late Spring.  We adjust automatically to this effect by stretching our workloads and other activities into the slow periods and therefore have not been concerned by seasonality.

Note 7     Subsequent Events

From June 30, 2015, through July 31, 2015, the Company sold an aggregate of 182,500 shares of restricted common stock with prices ranging from $0.20 to $0.33 and received gross proceeds of $36,405.  Expenses were paid to foreign agents for Regulation S offerings by the Company totaling $23,483.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW

SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO SIX MONTHS ENDED JUNE 30, 2014.

Our discussion of operating results for the six months ended June 30, 2015 and June 30, 2014 are presented below with major category details of revenue and expense including the components of operating expenses.

Sales consist of photovoltaic products, LED lighting products and installation during both periods for the six months ended June 30, 2015 and for the six months ended June 30, 2014. We have also sold a number of our proprietary LED solar street lights and revenue from this project was recorded during the current period.

Sales for the six months ended June 30, 2015 were $620,783 as compared to $676,323 for the same six months in 2014.  This is a reduction of $55,504 or 8% from the 2014 sales. The Solar sales revenue in 2015 and 2014 reflected changing market conditions in the financing of solar installations and a reduction in utility incentives offered to residential and commercial buyers.  When the utilities in Arizona cancelled or substantially reduced the rebate programs, the financing or leasing companies were able to reduce the financial requirements by accepting the rebates as partial payments were no longer able to make loans or lease that required no money down or longer terms for their finance products.  This severally reduced the opportunities for sales and reduced gross margins substantially.  Without available financing, the sales of solar products became even more difficult.  We are not aware of any trends that may have a similar affect or a similar negative affect on the market as happened in Arizona during 2015 and 2014. The prices of solar products were reduced in 2015 and 2014 to offset the reduction or elimination of rebates and the market has recovered from this time.  ABCO has worked diligently to overcome these changes by focusing on large commercial applications and the increased interest of business and government in the LED lighting contracts.

Cost of sales was 70% of revenues in 2015 and 57% of revenues in 2014.   Gross margins were 30% of revenue in 2015 and 43% of revenue for the six month of 2014.  During 2014 the prices of solar products had not yet been reduced by suppliers to compensate for the previously discussed market conditions.  This resulted in higher product prices as a percentage of product sales and had a negative effect on gross margins. During 2015 and 2014 we have been offering new products and have found our entry market prices with some LED product lines have been reduced to gain market share and our gross profit reflects this decision.  We feel that we have made progress in entering the LED markets and that our gross margins will improve in the future.

Total selling, general and administrative expenses were 50% of revenues in 2015 and 54% of revenues for the same period in 2014.  Net loss for the six months period ended June 30, 2015 was $(157,629) as compared to the net loss of $(88,869) for the same six month period ended June 30, 2014.  Our operating expenses for this period were lower than the comparative period in 2014. This combination of factors increased the operating loss for the period ending June 30, 2015 as compared to June 30, 2014. Since our year to date revenues is lower than the previous year, this resulted in higher operating expenses as a percentage of total revenue.

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

The cash flow statement includes only inflows and outflows of cash and cash equivalents; it excludes transactions that do not directly affect cash receipts and payments. These non-cash transactions include depreciation or write-offs on bad debts or credit losses to name a few. The cash flow statement is a cash basis report on six types of financial activities: operating activities, investing activities, and financing activities. Non-cash activities are usually reported in footnotes.

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

STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

During the Six Months ended June 30, 2015 our net cash used by operating activities was $(87,238) and comparatively the net cash used by operating activities in the Six Months ended June 30, 2014 was $(93,158).  Net cash used by operating activities in the period ended June 30, 2015 consisted primarily of net losses from operations $157,629 for 2015 as compared to $88,869 for 2014.  Depreciation adjustments were of non-cash expenses were $8,573 and $8,400 for each year respectively.  The Company experienced an increase in accounts payable of $137,196 and $81,072 for each year respectively.  This is primarily due the company requiring more credit from our suppliers and slower credit payments from the Company during the 2015 and 2014 period. We also incurred substantial expenses for the commercial projects sold during the period ended June 30, 2015.  The corresponding increases in inventory and decreases in accounts receivable reflect cash required because of growth in sales during each period.  The decrease in Accounts receivable during the period ended June 30, 2015 reflected the decrease in sales during the period from higher sales in the 2014 prior period.

Net cash used for investing activities for the Six Months ended June 30,2015 and 2014 was $563 and $13,715 respectively due to receipt of principal on leases and equipment acquisitions.

Net cash provided by financing activities for the Six Months ended June 30, 2015 and 2014 was $79,010 and $184,113 respectively. Net cash provided by financing activities for 2015 resulted primarily from the sale of common stock, loans from a financial institution and loans from a Director. Cash provided by financing activities during the six months ended June 30, 2014 were primarily from the sale of common stock.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements have been for carrying cost of accounts receivable after completion of contracts.  The industry habitually requires the solar contractor to wait for the utility rebate and in order to be paid for the contracts. This process can easily exceed 90 days and requires the contractor to pay all or most of the cost of the project without assistance from suppliers. Our working capital at June 30, 2015 was $(345,290) and it was $(214,150) at December 31, 2014.  This decrease of $131,140 was primarily caused by losses from operations during the Six Months ended June 30, 2015 and the year ended December 31, 2014. Bank financing has not been available to the Company but we have been able to increase our credit lines with our suppliers because of good credit.  There are no material covenants on our credit lines, normally due in 30 days, since they are standard in the industry and the balances vary on a daily basis.

We have been able to borrow $8,000 from one of our Directors to increase working capital during the first quarter of 2015. There are no existing agreements or arrangement with any Director to provide additional funds to the Company.

THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THREE MONTHS ENDED JUNE 30, 2014.

Our discussion of operating results for the three months ended June 30, 2015 and June 30, 2014 are presented below with major category details of revenue and expense including the components of operating expenses.

Sales consist of photovoltaic products and LED lighting products and installation during both periods for the three months ended June 30, 2015 and for the three months ended June 30, 2014. We have also sold a number of our proprietary LED solar street lights and revenue from this project was recorded during the current period.

Sales for the three months ended June 30, 2015 were $476,311 as compared to $420,550 for the same three months in 2014. The Solar sales revenue in 2015 reflected changing market conditions in the financing of solar installations and a reduction in utility incentives offered to residential and commercial buyers.  ABCO has worked diligently to overcome these changes by focusing on large commercial applications and the increased interest of business and government in the LED lighting contracts.

Cost of sales was 66% of revenues in 2015 and 59% of revenues in 2014.   Gross margins were 34% and 41% of revenue respectively for the two three month periods.

Total operating expenses were 33% of revenues in 2015 and 45% of revenues for the same period in 2014.  Net loss for the three months period ended June 30, 2015 was $(19,475) as compared to the net loss of $(28367) for the same three month period ended June 30, 2014.  Increased sales revenue and a reasonable gross margin in the period ended June 30 2015 produced more cash from operations to pay our expenses.  Our operating expenses for this period were lower by $30,436 than the comparative period in 2014.  We have shown a profit from operations for the period ended June 30, 2015 as opposed to a loss in 2014 for the three month period. This combination of factors reduced the operating loss for the period ending June 30, 2015 as compared to June 30, 2014.

PLAN OF OPERATIONS

Based on our current financial position, we cannot anticipate whether we will have sufficient working capital to sustain operations for the next year if we do not raise additional capital.  We will not however, be able to reach our goals and projections for multistate expansion without a cash infusion.   We have been able to raise sufficient capital through the sale of our common shares and we have incurred substantial increases in debt from our trade creditors in the normal course of business.   Management will not expand the business until adequate working capital is provided.  Our ability to maintain sufficient liquidity is dependent on our ability to attain profitable operations or to raise additional capital. We have no anticipated timeline for obtaining neither additional financing nor the expansion of our business.  We will continue to keep our expenses as low as possible and keep our operations in line with available working capital as long as possible.  There is no guarantee that the Company will be able to obtain adequate capital from any sources, or at all.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Not Applicable to Smaller Reporting Companies.

Item 4.      Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, June 30,2015, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman/CEO and the Chief Financial Officer concluded that our disclosure controls and procedures are not currently effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings. The Company is attempting to expand such controls and procedures, however, due to a limited number of resources the complete segregation of duties is not currently in place.

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

A Notice of Appeal has been filed on behalf of Westcap and the other defendants with the Arizona Court of Appeals. The filing of this Notice does not stay the enforcement of AZ Judgment.  Westcap, under the AZ Judgment, had sixty (60) days from June 5, 2014, to commence the Rescission Offer to the 24 shareholders who are now Company shareholders.  It has been the Company’s opinion that the defense of the legal position of all defendants is in the best interest of all shareholders and therefore has paid legal fees of $6,897 and $17,286 during 2015 and 2014 respectively.

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

Item 1A.   Risk Factors

Not Applicable.

Item 2.      Unregistered Sale of Equity Securities and Use of Proceeds

From June 30, 2015, through July 31, 2015, the Company sold an aggregate of 182,500 shares of restricted common stock with prices ranging from $0.20 to $0.33 and received gross proceeds of $36,405.  Expenses were paid to foreign agents for Regulation S offerings by the Company totaling $23,483.

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

August 19, 2015

ABCO ENERGY, INC

/s/ Charles O’Dowd
Charles O’Dowd
Title: President &
Chief Executive Officer (CEO)

/s/ Charles O’Dowd
Charles O’Dowd
Chief Financial Officer (CFO)
Principal Accounting Officer (PAO)