Form 10-Q
period 2015-09-30
ABCO Energy, Inc.
filed 2015-11-16
CIK 1300938

As Filed with the Securities and Exchange Commission on November 16, 2015
File No:  000-55235

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 2015

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

As of November 13, 2015 we had 29,073,565 shares of common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.     Financial Statements

ABCO ENERGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2015

Consolidated Balance Sheets: As of September 30, 2015 and as of December 31, 2014 (Unaudited)

Consolidated Statements of Operations: For the Three months and Nine months Ended September 30, 2015 and September 30, 2014 (Unaudited)

Consolidated Statements of Cash Flows: For the Three Months and Nine months Ended September 30, 2015 and September 30, 2014 (Unaudited)

Notes to the Consolidated Financial Statements (Unaudited)

ABCO ENERGY, INC.
 CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash	$78,124	$25,104
Accounts receivable	288,167	164,706
Inventory	44,560	49,245
Total Current Assets	410,851	239,055
Fixed Assets
Vehicles, office furniture & equipment – net of accumulated depreciation	45,886	57,800
Other Assets
Investment in long term leases	12,845	13,293
Security deposits	6,335	7,235
Total Other Assets	19,180	20,528
Total Assets	$475,917	$317,383

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$257,353	$393,205
Short term note payable	4,519	-
Current portion of long term debt	20,967	38,308
Notes payable – related parties	68,000	60,000
Total Current Liabilities	350,839	491,513

Long Term Debt- net of current portion	5,683	16,521
Total Liabilities	356,522	508,034

Stockholders’ Deficit
Common stock, 500,000,000 shares authorized, $0.001 par value, 28,942,545 and 23,695,680 outstanding at September 30, 2015 and December 31, 2014 respectively.	28,943	23,695
Additional paid in capital	1,777,869	1,587,674
Accumulated deficit	(1,687,417)	(1,802,020)
Total Stockholders’ Equity (Deficit)	119,395	(190,651)
Total Liabilities and Stockholders’ Equity (Deficit)	$475,917	$317,383

See accompanying notes to the unaudited consolidated financial statements.

ABCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	For the Three Months Ended		For The Nine months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues	$610,317	$260,835	$1,231,100	$937,158
Cost of Sales	119,783	298,004	555,414	684,652
Gross Profit	490,534	(37,169)	675,686	252,506
Operating Expenses:
Selling, General & Administrative	190,674	225,227	516,521	589,926
Income (Loss) from operations	299,860	(262,396)	159,165	(337,420)
Other expenses
Interest on notes payable	14,855	5,646	44,562	19,491
Income (Loss) before provision for income taxes	285,005	(268,042)	114,603	(356,911)
Provision for income tax	-	-	-	-
Net Income (loss) applicable to common shareholders	$285,005	$(268,042)	$114,603	$(356,911)
Net Income (loss) per share (Basic and fully diluted)	$0.01	$(0.01)	$0.01	$(0.01)

Weighted average number of common shares used in the calculation	26,970,048	21,291,658	26,319,112	20,049,550

See accompanying notes to the financial statements.

ABCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	For The Nine Months Ended
	September 30, 2015	September 30, 2014
Cash Flows From Operating Activities:
Net Income (Loss) for the period	$114,603	$(356,911)
Adjustments to reconcile Net Income or (Loss) to net cash used in operating activities:
Depreciation	12,773	12,600
Increase in Accounts Receivable	(123,461)	(48,115)
Change in Inventory	4,685	(1,895)
Other Current Assets	-	(14,055)
Increase in Accounts Payable & Accrued Expenses	(135,852)	75,500
Net cash used in operating activities	(127,252)	(332,876)
Cash Flows From Investing Activities:
Purchase of vehicles, furniture & equipment	(859)	(39,180)
Principal payments received on long term leases	448	697
Product and lease deposits	900	(2,045)
Net cash provided by (used) in investing activities	489	(40,528)
Cash Flows From Financing Activities:
Loans from officer	8,000	-
Loans from financial institution	-	77,080
Principal payments on Long Term Debt	(23,660)	-
Proceeds from common stock issuances – net of expenses and cancellations	195,443	293,353
Net cash provided by financing activity	179,783	370,433
Net Increase (Decrease) in cash	53,020	(2,971)
Cash At The Beginning Of The Period	25,104	92,157
Cash At The End Of The Period	$78,124	$89,186

Supplemental Disclosure:

Cash paid for interest	$44,562	$19,491
Consulting fees paid with common stock – at market value	$232,500	$-
Income taxes paid	$-	$-

See accompanying notes to the financial statements.

ABCO ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
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

The Company prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles in the United States. However, the Company has recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first nine months of 2015. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2014. The income statement for the nine months ended September 30, 2015 cannot necessarily be used to project results for the full year.

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

Income (Loss) per Share
Basic earnings per share amounts are calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the weighted average numbers of shares of common stock outstanding for the periods, including dilutive effects of stock options, warrants granted and convertible preferred stock. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. Since ABCO Energy has incurred losses for all periods except the current period, the impact of the common stock equivalents would be anti-dilutive and therefore are not included in the calculation.  In addition, there are no common stock equivalents outstanding at the time of this report.

Effects of Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued accounting pronouncements noting that they do not affect the financial statements.

Note 2      Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company incurred accumulated net losses from inception through the period ended September 30, 2015 of $1,687,417.  In addition, the Company's development activities since inception have been financially sustained through capital contributions from shareholders.

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

Note 3      Note Payable Officer

Officer’s loans are demand notes totaling $68,000 as of September 30, 2015 and $60,000 as of December 31, 2014.  The $60,000 note as of December 31, 2014 provides for interest at 12% per annum and is unsecured.  Notes payable to the Director resulted in an interest charge of $1,816 and $10,838 unpaid accrued interest for the period ended September 30, 2015 and $5,426 accrued and unpaid at December 31, 2014. The current period note in the amount of $8,000 as of September 30, 2015 was received in the first quarter of 2015.  The note is a demand note, bears interest at 12% per annum and is unsecured.

Note 4      Short Term Note Payable

During the quarter ended September 30, 2015 the Company financed operations with a loan from National Funding.  The note is an open credit line with interest at thirty percent maturing in October, 2015 and had a balance of $4,519 as of September 30, 2015

 Note 5 – Long-Term Debt

 Long-term indebtedness as of September 30, 2015 and 2014, consisted of the following:

Description	2015	2014
Credit line payable to Ascentium Capital, bearing interest at 24% per annum, unsecured, matures in February 2015	$16,152	$33,847
Note payable to Ascentium Capital, secured by truck, bearing interest at 9% per annum, matures in October, 2017	10,498	13,449
Total notes payable	26,650	47,296
Less current maturities	20,967	30,308
Long-term debt	$5,683	$16,521

Maturities of long-term indebtedness at September 30, 2015, are as follows:

For the period Ending September 30,	Amount
2016	$20,967
2017	5,683
Total	$26,650

This debt is collateralized by the specific asset in the case of the truck loan and both loans are personally guaranteed by the officers of the Company.

Note 6     Stockholder’s Equity

During the nine month period ended September 30, 2015 Company issued 5,246,865 shares of common stock and received or credited gross proceeds of $963,944 of which $232,500 was issued for legal and consulting services rendered.  The expenses of offering totaled $476,997.  The net proceeds were used for working capital, corporate expenses, legal fees and public company expenses.

Note 7     Other matters

Legal fees relating to financing activities, market maker applications with FINRA, blue sky registrations with states and other fund raising expenses were charged to additional paid in capital in the amount $34,065 for the nine months ended September 30, 2015 and $39,733 during the years ended December 31, 2014.

Our business is affected by some seasonality but this is not a material concern of our Company.  Most reduction in sales due to seasonality take place during the major winter holidays and then picks up again in late Spring.  We adjust automatically to this effect by stretching our workloads and other activities into the slow periods and therefore have not been concerned by seasonality.

On September 15, 2015 the Company entered into a consulting contract with Adamas Fund, LLC (AFL), a Chicago based investment banking group providing for the issuance of a Regulation 144A bond offering that will be sold to QIBs (qualified institutional buyers) with a minimum raise of $3,000,000 USD on a best efforts basis. The bond will be sold by several broker dealers globally and will be used in the implementation of ABCO’s future growth plans and for future acquisitions. The ABCO bond will carry no interest for years 1-2 and a low annual coupon rate of 6.5% for years 3-10 with a 10 year maturity date.  The bond may be convertible into common stock under certain circumstances.  Rule 144A Securities Act of 1933 provides an exemption from the registration requirements of the Securities Act of 1933 for certain private transactions of minimum $100,000 units of restricted securities to qualified investors which generally are large institutional investors that own at least $100 million in investable assets. AFL will receive an aggregate advisory fee of $150,000 in connection with the issuance of the bonds.  The first $75,000 will be paid by the issuance of 375,000 shares of registered common stock on or about November 19, 2015.  The remaining $75,000 will be paid upon delivery to the Company of the definitive form of the bonds.  The Company, at its option, can pay in cash or in shares of common stock.

Note 8    Income Tax

The company has net operating loss carryforwards as of September 30, 2015 totaling approximately $1,622,982. A deferred tax benefit of approximately $550,000 has been offset by a valuation allowance of the same amount as its realization is not assured

Note 9     Subsequent Events

From September 30, 2015, through November 10, 2015, the Company sold an aggregate of 131,000 shares of restricted common stock with prices ranging from $0.20 to $0.33 and received gross proceeds of $26,130.  Expenses were paid to foreign agents for Regulation S offerings by the Company totaling $16,984.

On November 6, 2015, the Securities and Exchange Commission declared effective the Company’s registration statement on Form S-1, relating to the sale of up to 33,600,856 shares of common stock, of which the Company is selling 10,000,000 new shares.  Certain selling shareholders will be offering for sale up to 23,600,856 shares owned by them.  The Company will only receive proceeds from the sale of the 10,000,000 new shares. If all of these shares are sold in this offering, the gross proceeds to the Company will be $4,200,000.  The Company will not receive any proceeds from the sale of the shares offered by the selling shareholders.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW

NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2014.

Our discussion of operating results for the nine months ended September 30, 2015 and September 30, 2014 are presented below with major category details of revenue and expense including the components of operating expenses.

Sales consist of photovoltaic products, LED lighting products and installation during both periods for the nine months ended September 30, 2015 and for the nine months ended September 30, 2014. We have also sold a number of our proprietary LED solar street lights and revenue from this project was recorded during the current period.

Sales for the nine months ended September 30, 2015 were $1,231,100 as compared to $676,323 for the same nine months in 2014.  This is an increase of $554,777 or 82% from the 2014 sales. The Solar sales revenue in 2015 and 2014 reflected changing market conditions in the financing of solar installations and a reduction in utility incentives offered to residential and commercial buyers.  When the utilities in Arizona cancelled or substantially reduced the rebate programs, the financing or leasing companies were able to reduce the financial requirements by accepting the rebates as partial payments were no longer able to make loans or lease that required no money down or longer terms for their finance products.  This severally reduced the opportunities for sales and reduced gross margins substantially.  Without available financing, the sales of solar products became even more difficult.  We are not aware of any trends that may have a similar affect or a similar negative affect on the market as happened in Arizona during 2015 and 2014. The prices of solar products were reduced in 2015 and 2014 to offset the reduction or elimination of rebates and the market has recovered from this time.  ABCO has worked diligently to overcome these changes by focusing on large commercial applications and the increased interest of business and government in the LED lighting contracts.

Cost of sales was 45% of revenues in 2015 and 57% of revenues in 2014.   Gross margins were 65% of revenue in 2015 and 43% of revenue for the nine months of 2014.  During 2015 and 2014 we have been offering new products and have found our entry market prices for steel parking structures have added gross margins higher than usual because we use outside contractors for the entire projects.  Our gross profit reflects this decision.  We feel that we have made progress in entering the parking shade markets and that our gross margins will stabilize as growth lowers these margins in the future.

Total selling, general and administrative expenses were 42% of revenues in 2015 and 54% of revenues for the same period in 2014.  Net income for the nine months period ended September 30, 2015 was $114,603 as compared to the net loss of $(88,869) for the same six month period ended September 30, 2014.  Our operating expenses for this period were lower than the comparative period in 2014. This combination of factors increased the operating income for the period ending September 30, 2015 as compared to September 30, 2014. Since our year to date revenues are higher than the previous year, this resulted in lower operating expenses as a percentage of total revenue.

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

STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

During the Nine months ended September 30, 2015 our net cash used by operating activities was $(127,252) and comparatively the net cash used by operating activities in the Nine months ended September 30, 2014 was $(332,876).  Net cash used by operating activities in the period ended September 30, 2015 consisted primarily of net income from operations $114,603 for 2015 as compared to $(356,911) for 2014.  Depreciation adjustments were of non-cash expenses were $12,773 and $12,600 for each year respectively.  The Company experienced a decrease in accounts payable of $135,852 and an increase of $75,500 for each year respectively.  This is primarily due to the Company’s ability apply cash receipts from investors and operations to pay past and current creditors 2015 period. We also incurred substantial expenses for the commercial projects sold during the period ended September 30, 2015.  The corresponding increases in inventory and in accounts receivable reflect cash required because of growth in sales during each period.  The increase in Accounts receivable during the period ended September 30, 2015 reflected the increase in sales during the period from those of the 2014 period.

Net cash used for investing activities for the nine months ended September 30,2015 and 2014 was $489 and $(40,528) respectively due to receipt of principal on leases and equipment acquisitions.

Net cash provided by financing activities for the Nine months ended September 30, 2015 and 2014 was $179,783 and $370,433 respectively. Net cash provided by financing activities for 2015 resulted primarily from the sale of common stock, loans from a financial institution and loans from a Director. Cash provided by financing activities during the nine months ended September 30, 2014 were primarily from the sale of common stock and loans from financial institutions.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements have been for carrying cost of accounts receivable after completion of contracts.  The industry habitually requires the solar contractor to wait for the utility rebate and in order to be paid for the contracts. This process can easily exceed 90 days and requires the contractor to pay all or most of the cost of the project without assistance from suppliers. Our working capital at September 30, 2015 was $60,012 and it was $(252,458) at December 31, 2014.  This increase of $312,470 was primarily income from operations during the Nine months ended September 30, 2015.  Bank financing has not been available to the Company but we have been able to increase our credit lines with our suppliers because of good credit.  There are no material covenants on our credit lines, normally due in 30 days, since they are standard in the industry and the balances vary on a daily basis.

We have been able to borrow $8,000 from one of our Directors to increase working capital during the first quarter of 2015. There are no existing agreements or arrangement with any Director to provide additional funds to the Company.

THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2014.

Our discussion of operating results for the three months ended September 30, 2015 and September 30, 2014 are presented below with major category details of revenue and expense including the components of operating expenses.

Sales consist of photovoltaic products and LED lighting products and installation during both periods for the three months ended September 30, 2015 and for the three months ended September 30, 2014. We have also sold a number of our LED light products and revenue from this project was recorded during the current period.

Sales for the three months ended September 30, 2015 were $610,317 as compared to $260,835 for the same three months in 2014. The Solar sales revenue in 2015 reflected higher sales to commercial markets and a surge in to residential buyers created by conditions related to utility company policy in Arizona.  ABCO has worked diligently to capitalize on these changes by focusing on large commercial applications and the increased interest of business and government in the solar and LED lighting contracts.

Cost of sales was 20% of revenues in 2015 and 115% of revenues in 2014.   Gross margins were 80% and (14) % of revenue respectively for the two three month periods.

Total operating expenses were 31% of revenues in 2015 and 87% of revenues for the same period in 2014.  Net income for the three months period ended September 30, 2015 was $285,005 as compared to the net loss of $(268,042) for the same three month period ended September 30, 2014.  Increased sales revenue and a reasonable gross margin in the period ended September 30 2015 produced more cash from operations to pay our expenses.  Our operating expenses for this period were lower by $34,553 than the comparative period in 2014.  We have shown a profit from operations for the period ended September 30, 2015 as opposed to a loss in 2014 for the three month period. This combination of factors increased the cash flow from operations for the period ending September 30, 2015 as compared to September 30, 2014.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Not Applicable to Smaller Reporting Companies.

Item 4.     Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, September 30,2015, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman/CEO and the Chief Financial Officer concluded that our disclosure controls and procedures are not currently effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings. The Company is attempting to expand such controls and procedures, however, due to a limited number of resources the complete segregation of duties is not currently in place.

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

On September 5, 2014, the Arizona Superior Court entered a Judgment (“AZ Judgment”) affirming the ruling of the Arizona Corporate Commission (“ACC”) dated March 21, 2013.   The Company has determined that it has no successor liability to Westcap Energy, Inc. (“Westcap”) as there is no judgment or order against the Company with respect to the AZ Judgment or otherwise.

The AZ Judgment was appealed by all defendants. On September 17, 2015, the Arizona Court of Appeals affirmed the AZ Judgment [“CofA Confirmation”]. The filing of this Notice does not stay the enforcement of AZ Judgment.  Westcap, under the AZ Judgment, had sixty (60) days from September 5, 2014, to commence the Rescission Offer to the 24 shareholders who are now Company shareholders. The Company has been advised that all defendants have appealed the CofA Confirmation. The Commission’s findings, as affirmed by the AZ Judgment will not become final until this new appeal has been heard or otherwise disposed of. It has been the Company’s opinion that the defense of the legal position of all defendants is in the best interest of all shareholders and therefore has paid legal fees of $6,897 and $17,286 during 2015 and 2014 respectively.

In August of 2014, the Arizona Corporate Commission refused to allow the Company to voluntarily participate in any rescission pursuant to the AZ Judgment on the grounds the Company was not a party to the ACC action and therefore had no involvement in the rescission requirement.   In light of the ACC refusal to even evaluate rescission documents prepared by the Company, the Company informed the ACC that it will take no further action with respect to the ACC Judgment and the Company has not recorded a liability for the ACC Judgment on its books.

Item 1A.  Risk Factors

Not Applicable.

Item 2.     Unregistered Sale of Equity Securities and Use of Proceeds

From September 30, 2015, through November 10, 2015, the Company sold an aggregate of 131,000 shares of restricted common stock with prices ranging from $0.20 to $0.33 and received gross proceeds of $26,130.  Expenses were paid to foreign agents for Regulation S offerings by the Company totaling $16,984.

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

November 16, 2015

ABCO ENERGY, INC

/s/ Charles O’Dowd
Charles O’Dowd
Title: President &
Chief Executive Officer (CEO)

/s/ Charles O’Dowd
Charles O’Dowd
Chief Financial Officer (CFO)
Principal Accounting Officer (PAO)