Form 10-K
period 2015-12-31
ABCO Energy, Inc.
filed 2016-04-11
CIK 1300938

As filed with the Securities and Exchange Commission on April 11, 2016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.)  Yes ☐   No ☒

As of April 7, 2016 the aggregate market value of common stock held by non-affiliates was approximately $2,202,782 using the closing price on that day of $0.069.

As of April 7, 2016, there were 31,924,364 shares of registrant’s common stock outstanding.

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

This Annual Report on Form 10-K includes the accounts of ABCO Energy, Inc. (“Company”) and its wholly-owned subsidiaries, as follows, collectively referred to as “we”, “us” or the “Company”. Wholly owned subsidiaries include:
•	Alternative Energy Finance Corporation, (AEFC) a Wyoming Company provides funding for leases of photovoltaic systems.
•	Alternative Energy Finance Corp. An Arizona “C” Corporation
•	ABCO Solar, Inc. An Arizona C Corporation
•	ABCO Thermal, Inc. and Arizona C Corporation
•	ABCO Energy NY, Inc. a Ney York C Corporation

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

OVERVIEW

As of December 31, 2015, we operated in three locations in Arizona.  The Company plan is to expand to more locations in North America in the next year as funding becomes available. We believe that the solar and energy efficiency business functions better if the employees are local individuals working and selling in their own community. Our customers have indicated a preference for dealing with local firms and we will continue our focus on company-owned integrated product and services offices. Once a local firm is established, growth tends to come from experience, quality and name recognition. We remain committed to high quality operations.

Our audited statements for the years ended December 31, 2015 and 2014 are presented below with major category details of revenue and expense including the components of operating expenses.

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

CUSTOMER BASE

Referrals are important in any market and time in business makes the customer base grow. No customer represented a significant percentage of the Company’s total revenue in the fiscal year ended December 31, 2015 or 2014.  The company believes that the knowledge, relationships, reputation and successful track record of its management will help it to build and maintain its customer base.

EXPERIENCED MANAGEMENT

The Company believes that it has experienced management. ABCO’s principal, Charles O’Dowd, has seven years of experience in the sales and installation of solar products and more than forty years of business experience.   Mr. O’Dowd has the ability and experience to attract and hire experienced and talented individuals to help manage the company.

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

EMPLOYEES

The Company presently has 15 full-time employees, five (5) in management, and three (3) in sales and the balance are in various labor crew positions. The Company anticipates that it will need to hire additional employees as the business grows. In addition, the Company may expand the size of our Board of Directors in the future.  Mr. O’Dowd devotes full time (40 plus hours) to the affairs of the Company.  No employees are represented by a union and there have not been any work stoppages.

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

Under the JOBS Act, we will remain an “emerging growth company” until the earliest of:

•	the last day of the fiscal year during which we have total annual gross revenues of $1 Billion dollars;

•	the last day of the fiscal year following the fifth anniversary of completion of this offering;

•	the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and

•
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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

The Company has paid security deposits on the three rented spaces it occupies for offices and warehouse which total $4,945 on December 31, 2015 and $7,235 on December 31, 2014.

ABCO leases a 1,200 square foot office and warehouse in an industrial park in Phoenix Arizona for a monthly rental of $1,254 which expires on February 28, 2016. The aggregate total rent due on this lease through expiration is $2,508.

There is no lease on the Williams, Arizona property because this office is located in the office of a Director and no lease has been established.

On May 1, 2014 the Company rented office and warehouse space at 2100 N. Wilmot #211, Tucson, Arizona 85712.  This facility consists of 2,400 square feet and the two year lease has a forward commitment of $7,576.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

A VERY LIMITED MARKET FOR OUR SHARES

Our shares were listed on the OTCQB under the symbol ABCE.   As of April 7, 2016, the shares were last quoted at $0.069 per share. On this date, the Company had approximately 176 shareholders of record.

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

During the fiscal year ended December 31, 2015 the Company sold 4,685,385 shares in a Regulation S offering to non-US investors.  The total proceeds of the offering were $890,969, and commission and other expense reimbursements totaled $585,690. The Company recorded net proceeds totaling $305,279. There were no shares issued to pay interest in 2015 and cash payments on interest totaled $3,007.

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

From January 1, 2016, through March 24, 2016, the Company sold an aggregate of 1,303,299 shares of restricted stock with prices ranging from $.010 to $.015 with gross proceeds of $190,201 and received an approximate of $ $66,682 of net proceeds from such sales. Commissions and expense reimbursements were paid to foreign agents for Regulation S offerings by the Company in the amount of $123,349. There were no cash payments for shareholder interest in 2016.

MARKET INFORMATION

HOLDERS

As of April 7, 2016, we had approximately 176 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is VStock Transfer LLC, 18 Lafayette Place, Woodmere, New York, 17598.

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

RESULTS OF OPERATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2015 AND 2014

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes. This discussion and analysis contains certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for fiscal 2015 and 2014, cash requirements, and our expected operating office openings. Only statements which are not historical facts are forward-looking and speak only as of the date on which they are made.  Information included in this discussion and analysis includes commentary on company-owned offices and sales volumes. Management believes such sales information is an important measure of our performance, and is useful in assessing consumer acceptance of the ABCO Energy Business Model and the overall health of the Company.  All of our financial information is reported in accordance with U. S. Generally Accepted Accounting Principles (GAAP).  Such financial information should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP.

OVERVIEW

As of December 31, 2015, we operated in three locations in Arizona. The Company’s plan is to expand to more locations in North America in the next year. We believe that the solar and energy efficiency business functions better if the employees are local individuals working and selling in their own community.  Our customers have indicated a preference for dealing with local firms and we will continue our focus on company-owned integrated product and services offices. Once a local firm is established, growth tends to come from experience, quality and name recognition.  This will result in larger contracting jobs, statewide expansion and growth in revenue.  We remain committed to high quality operations.

Our operating results for the years ended December 31, 2015 and 2014 are presented below with major category details of revenue and expense including the components of operating expenses.

SUBSEQUENT EVENTS

Management has evaluated all subsequent events through the reporting period and there are none to report.

FISCAL YEAR ENDED DECEMBER 31, 2015 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2014

Sales increased by $573,775 or 44% from 2014 to $1,889,435 in 2015 from $1,315,660 in 2014. Increased advertising, added sales persons and improvement in the commercial solar market contributed to our increase in sales for 2015.

Cost of sales increased by $229,737, or 21% to $1,311,084 in 2015 from $1,081,347 in 2014 due primarily to the increase in sales. The Company also changed its focus from residential installs to a commercial focus in order to meet changes in the market. Gross margin as a percentage of total sales increased to 29% in 2015 from 18% in 2014, primarily due to more efficient production and a sales mix shift to the higher profit and commercial market emphasis.

General and administrative expenses decreased by $104,824, or 13%, to $733,038 in 2015 from $837,862 in 2014 due primarily to budgetary reductions in sales force, public company expenses and advertising expenses in 2015.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements have been for carrying cost of accounts receivable and inventory during and after completion of contracts. This process can easily exceed 90 days and requires the contractor to pay all or most of the cost of the project without assistance from suppliers. Our working capital at December 31, 2015 was $(213,664) and it was $(252,457) at December 31, 2014. This decrease of $6,538 was primarily funded by our private equity offerings and was negatively affected by inventory increases and accounts receivable increases for the year ended December 31, 2015. Bank financing has not been available to the Company.

ABCO Energy has very little contracted lease obligations or long term debt. Our long term debt net of current portion totaled $5,292 at December 31, 2015 and $16,521 at December 31, 2014.  The Company owed Officers and Directors $69,944 and $60,000 respectively on demand notes.

STATEMENTS OF CASH FLOWS

During the years ended December 31, 2015 and 2014 our net cash provided by operating activities was $(269,448) and $(490,210) respectively. Net cash provided by operating activities in the period ended December 31, 2015 and 2014 consisted primarily of net loss from operations adjusted for non-cash expenses and a decrease in accounts payable and accrued expenses.

Net cash provided by (used in) investing activities for the years ended December 31, 2015 and 2014 was $2,035 and $(29,724) respectively due to acquisitions of equipment and deposits on leased real estate. Net cash provided by financing activities for the years ended December 31, 2015 and 2014 was $282,344 and $452,881 respectively. Net cash provided by financing activities for 2015 and 2014 resulted primarily from the issuance of common stock. Cash flows from Financing Activities were reduced by legal and other costs of the SEC filings, preparation of S1 offering document, preparation of 144A bond issue documents and other offering expenses that aggregated a total of $58,616.

Since our inception on August 8, 2008 through December 31, 2015 we have incurred net losses of ($2,016,843). Our cash and cash equivalent balances were $40,035 and $25,104 as of December 31, 2015 and 2014 respectively. At December 31, 2015 we had total liabilities of $601,685 as opposed to $508,034 at December 31, 2014.  Higher volume of commercial construction has increased current supplier debt.

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

ITEM 8.  FINANCIAL STATEMENTS.

ABCO ENERGY, INC.

TABLE OF CONTENTS FOR CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of ABCO Energy Inc.

We have audited the accompanying consolidated balance sheets of ABCO Energy, Inc. (the “Company”) as of December 31, 2015 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ABCO Energy, Inc. as of December 31, 2015 and the results of its operations, stockholders’ equity, and cash flows for the year ended December 31, 2015, in conformity accounting principles generally accepted in the United States of America.

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

Thayer O’Neal Company LLC

Sugar Land, Texas

April 8, 2016

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of ABCO Energy Inc.

We have audited the accompanying consolidated balance sheet of ABCO Energy, Inc. (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ RBSM LLP

Henderson, Nevada
June 25, 2015

ABCO ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2015 and 2014

ASSETS	December 31, 2015	December 31, 2014
Current Assets
Cash	$40,035	$25,104
Accounts receivable on completed projects	39,100	164,706
Costs and estimated earnings in excess of billings on contracts in progress	252,339	-
Inventory	51,255	49,245
Total Current Assets	$382,729	$239,055
Fixed Assets
Vehicles, office furniture & equipment – net of accumulated depreciation	42,511	57,800
Other Assets
Investment in long term leases	12,689	13,293
Security deposits	4,945	7,235
Total Other Assets	17,634	20,528
Total Assets	$442,874	$317,383

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$410,623	$352,653
Current portion of long term debt	4,048	38,308
Notes payable – other	111,778	40,552
Notes payable – related parties	69,944	60,000
Total Current Liabilities	596,393	491,513

Long term debt, net of current portion	5,292	16,521
Total Liabilities	601,685	508,034

Stockholders’ Deficit:
Common stock, 500,000,000 shares authorized, $0.001 par value, 30,621,065 and 23,695,680 outstanding at December 31, 2015 and 2014, respectively.	30,621	23,695
Additional paid-in capital	1,827,411	1,587,674
Accumulated deficit	(2,016,843)	(1,802,020)
Total Stockholders’ Deficit	(158,811)	(190,651)
Total Liabilities and Stockholders’ Deficit	$442,874	$317,383

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

	2015	2014

Revenues	$1,889,435	$1,315,660

Cost of Sales	1,311,084	1, 081,347

Gross Profit	578,351	234,313

Operating Expenses:

Selling, General & Administrative	733,038	837,862

Loss from operations	(154,687)	(603,549)

Other expenses

Interest on notes payable	60,136	33,638

Loss before provision for income taxes	(214,823)	(637,187)

Provision for income tax	-	-

Net loss	$(214,823)	$(637,187)

Net loss Per Share (Basic and Fully Diluted)	$(0.01)	$(0.03)

Weighted average number of common shares used in the calculation	27,348,675	20,267,052

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common Stock		Additional		Total
	Shares	Amount $0.001Par	Paid in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance at December 31, 2013	17,768,574	$17,768	$1,244,520	$(1,164,833)	$97,455

Common shares issued under private placement offering net of expenses	5,927,106	5,927	371,154	-	377,081

Legal & administrative expense- public offering	-	-	(28,000)	-	(28,000)

Net (loss) for the period	-	-	-	(637,187)	(637,187)

Balance at December 31, 2014	23,695,680	$23,695	$1,587,674	$(1,802,020)	$(190,651)

Common shares issued under private placement offering - net of expenses	6,925,385	6,926	298,353	-	305,279

Legal & administrative expense- public offering	-	-	(58,616)	-	(58,616)

Net (loss) for the period	-	-	-	(214,823)	(214,823)

Balance at December 31, 2015	30,621,065	$30,621	$1,827,411	$(2,016,843)	$(158,811)

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

	2015	2014
Cash Flows From Operating Activities:
Net loss	$(214,823)	$(637,187)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	16,148	13,538
Changes in operating assets and liabilities:
Accounts receivable	124,606	(83,288)
Costs and estimated earnings in excess of billings on contracts in progress	(251,339)	-
Inventory	(2,010)	(10,870)
Other current assets	-	(8,456)
Accounts payable and accrued expenses	57,970	236,053
Net cash used in operating activities	(269,448)	(490,210)

Cash Flows From Investing Activities:
Purchase of vehicles, furniture & equipment	(859)	(27,679)
Product and lease deposits	2,894	(2,045)

Net cash provided by (used for) investing activities	2,035	(29,724)

Cash Flows From Financing Activities:
Notes payable – other	71,226	40,552
Proceeds from long term debt	-	54,829
Payments on long term debt	(45,489)	8,419
Proceeds of related party notes payable	9,944	-
Proceeds from sale of common stock – net of expenses	246,663	349,081

Net cash provided by financing activities	282,344	452,881

Net increase (decrease) in cash	14,931	(67,053)
Cash, beginning of period	25,104	92,157
Cash, end of period	$40,035	$25,104

Supplemental disclosures of cash flow information:
Cash paid for interest	$60,136	$33,638

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

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

OVERVIEW

As of December 31, 2015, we operated in 3 locations in Arizona.  The Company plan is to expand to more locations in North America in the next year as funding becomes available. We believe that the solar and energy efficiency business functions better if the employees are local individuals working and selling in their own community. Our customers have indicated a preference for dealing with local firms and we will continue our focus on company-owned integrated product and services offices. Once a local firm is established, growth tends to come from experience, quality and name recognition. We remain committed to high quality operations.

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

Revenue Recognition
The Company generates revenue from sales of solar products, LED lighting, installation services and leasing fees. During the last fiscal year the company had product sales as follows:

Sales Product and Services Description	2015		2014
Solar PV residential and commercial sales	$1,827,361	97%	$1,160,296	88%
Solar thermal residential -commercial	0	0%	11,112	1%
ABCO LED & energy efficient lighting	59,964	3%	143,783	11%
Interest Income	2,110	0%	469	0%
Total revenue	$1,889,435	100%	$1,315,660	100%

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

Accounts Receivable and work-in-progress
The Company recognizes revenue upon delivery of product to customers and does not make bill-and-hold sales.  Contracts spanning reporting periods are recorded on the percentage of completion method, based on the ratio of total costs to total estimated costs by project, for recognition of revenue and expenses.  Accounts receivable includes fully completed and partially completed projects and partially billed statements for completed work and product delivery.

Inventory
The Company records inventory of construction supplies at cost using the first in first out method.

Income Taxes
The company has net operating loss carryforwards as of December 31, 2015 totaling approximately $1,950,745. A deferred tax benefit of approximately $663,000 has been offset by a valuation allowance of the same amount as its realization is not assured.

Due to the current uncertainty of realizing the benefits of the tax NOL carry-forward, a valuation allowance equal to the tax benefits for the deferred taxes has not been established. The full realization of the tax benefit associated with the carry-forward depends predominately upon the Company's ability to generate taxable income during future periods, which is not assured.

The NOL carryforward expires according to the following schedule:

Year Ending December 31:	Amount
2035	$214,823
2034	$635,517
2033	$622,474
2032	$164,119
2031	$182,908
2030	$130,897

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

Note 3 Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing.  The Company incurred a net loss of $214,823, net cash flow used in operations of $269,448 and accumulated net losses from inception through the period ended December 31, 2015 of $2,016,843. In addition, the Company's development activities since inception have been financially sustained through capital contributions from shareholders.

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

Note 5 Accounts Receivable and Work in Process

Accounts receivable as of December 31, 2015 and 2014, consists of the following:

Description	2015	2014
Completed contracts	$39,100	$164,706
Contracts in progress	-	-
Total	$39,100	$164,706

Work in process consists of costs recorded and revenue earned on projects recognized on the percentage of completion method for work performed on contracts in progress at December 31, 2015 and 2014. The company records contracts for future payments based on contractual agreements entered into at the inception of construction contracts. Amounts are payable from customers based on milestones established in each contract. Amounts are billed in advance and unearned profits are netted against the billed amounts such that accounts receivable reflect current amounts due from customers on completed projects and amounts earned on projects in process are reflected in the balance sheet as costs and estimated earnings in excess of billings on contracts in progress. Work in progress as of December 31, 2015 and 2014 consists of the following:

Description	2015	2014
Costs incurred on uncompleted contracts	$1,519,570	$-
Estimated earnings	290,037	-
	1,809,607	-
Less billings to date	1,557,268	-
Total	$252,339	$-

Reflected in the balance sheet as:
Costs and estimated earnings in excess of billings on contracts in process	$252,339	$-
Billings in excess of costs and estimated earnings on contracts in process	-	-
Total	$252,339	$-

Note 6 Inventory

Inventory of construction supplies not yet charged to specific projects was $51,255 and $49,245 as of December 31, 2015 and 2014, respectively.

Note 7 Security deposits and Long Term Commitments

The Company has paid security deposits on the three rented spaces it occupies for offices and warehouse which total $4,945 on December 31, 2015 and $7,235 on December 31, 2014.

ABCO leases a 1,200 square foot office and warehouse in an industrial park in Phoenix Arizona for a monthly rental of $1,254 which expires on February 28, 2016. The aggregate total rent due on this lease through expiration is $2,508.

There is no lease on the Williams, Arizona property because this office is located in the office of a Director and no lease has been established.

On May 1, 2014 the Company rented office and warehouse space at 2100 N. Wilmot #211, Tucson, Arizona 85712.  This facility consists of 2,400 square feet and the two year lease with monthly rent of $1,894 and it is expiring on April 30, 2016.  ABCO has a forward commitment of $7,576.

Note 8 Alternative Energy Finance Corporation (AEFC)

AEFC is a wholly owned subsidiary of ABCO Energy.  AEFC provides funding for leases of photovoltaic systems.  AEFC finances its leases from cash payments from its own cash or from single payments or long term leases from lessees.  Long term leases recorded on the consolidated financial statements were $12,689 and $13,293 at December 31, 2015 and December 31, 2014 respectively.

During October, 2014 one of the AEFC leases defaulted and AEFC repossessed the solar system with a balance due totaling $7,577 in unpaid lease principal.  AEFC sold the full system after removal and installation for $12,000 during the last quarter of 2014.

Note 9 Property and equipment

The Company has acquired all of its office and field work equipment with cash payments and financial institution loans. During the year ended December 31, 2015 the company acquired lease hold improvements, office equipment, boom truck, trailer and auto for the sum of $859 and 27,679 in 2014.  The total fixed assets consist of vehicles, office furniture, tools and various equipment items and the totals are as follows:

Asset	December 31, 2015	December 31, 2014
Equipment	$100,846	$99,987
Accumulated depreciation	58,335	42,187
Net Fixed Assets	$42,511	$57,800

Depreciation expenses for the years ended December 31, 2015 and 2014 was $16,148 and $13,538 respectively.

Note 10 Notes Payable Officers and Related Party Transactions

Officer loans are demand notes totaling $69,944 and $60,000, respectively, as of December 31, 2015 and December 31, 2014.  These notes provide for interest at 12% per annum and are unsecured.  Notes payable to the Directors resulted in interest charges of $7,979 and $7,222 for the periods ended December 31, 2015 and December 31, 2014, respectively.

Note 11 Long Term Debt

During the year ended December 31, 2014 the company financed a truck acquisition with loans from Ascentium Capital, a Texas based financial entity.  The following table describes the purpose and terms of the loans.

Lender	Date of Loan	Original Loan	Purpose	Interest Rate	Term	Current Portion	Long Term Portion
Ascentium Capital	09/01/14	$14,975	Truck loan	9%	36 Months	$4,048	$5,292

This debt is collateralized by the truck title of the acquired vehicle.  The loan is personally guaranteed by the officers of the Company.

During the year ended December 31, 2015 and 2014, ABCO borrowed working capital loans from lenders as described in the following table:

Lender	Date of Loan	Original Loan	Purpose	Interest Rate	Term	Current Portion	Long Term Portion
Orchard St. Funding	11-25-15	$50,000	Credit Line	20%	6 Months	$45,240	$0
Ascentium Capital	08-27-14	$50,000	Credit Line	24%	18 Months	6,705	$0
Private lender	Var 2015	$59,833	Credit Line	12%	Demand	59,833	$0
Total due at 12-31-15						$111,778

Note 12 Stockholder’s Equity and Deficit

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

During the fiscal year ended December 31, 2015 the Company sold 4,685,385 shares under this Regulation S offering to non-US investors. The total proceeds from the offering was $890,969, commission and expense reimbursements totaled $585,690. The Company recorded net proceeds totaling $305,279.

Stock subscriptions executed under this offering include a provision whereby ABCO agrees to pay a dividend (defined as interest) of from 6% to 12% of the total amount invested for a period of one year from receipt of the invested funds. This dividend (defined as interest) is allocated between the broker and the investor with amounts paid to the broker treated as a cost of the offering and netted against additional paid in capital and amounts paid to the investor treated as interest expense. Total amounts paid under this agreement and charged to additional paid-in capital for the years ended December 31, 2015 and 2014, amounted to $56,454 and $12,350, respectively. Total amounts paid under this agreement and charged to interest expense for the years ended December 31, 2015 and 2014, amounted to $13,242 and $2,987, respectively.

ABCO has evaluated these agreements under AS 480-10: Certain Financial Instruments with Characteristics of Both Liabilities and Equity and determined that the capital contributions made under these subscription agreement more closely resemble equity than liabilities as they can only be settled through the issuance of shares and although they have a stated cost associated with them which accrues in the same manner as interest, the cost is only incurred in the first twelve months after placement as is more closely associated with a cost of raising funds than interest expense.

Accrued but unpaid dividends (defined as interest) at December 31, 2015 and 2014 amounted to $45,151 and $42,722, respectively.  This offering began on March 1, 2013 and consisted of up to 10,000,000 shares of common stock offered at the price of $0.33 USD per share. As of December 31, 2015, the Company had sold 9,456,219 shares.

On September 15, 2015 the Company entered into a consulting contract with Adamas Fund, LLC (AFL), a Chicago based investment banking group providing for the issuance of a Regulation 144A bond offering that will be sold to QIBs (qualified institutional buyers) with a minimum raise of $5,000,000 USD on a best efforts basis. The bond will be sold by several broker dealers globally and will be used in the implementation of ABCO’s future growth plans and for future acquisitions. The ABCO bond will carry no interest for years 1-3 and a low annual coupon rate of 6.5% for years 4-10 with a 10 year maturity date.  The bond may be convertible into common stock under certain circumstances.  Rule 144A Securities Act of 1933 provides an exemption from the registration requirements of the Securities Act of 1933 for certain private transactions of minimum $100,000 units of restricted securities to qualified investors which generally are large institutional investors that own at least $100 million in investable assets. AFL will receive an aggregate advisory fee of $150,000 in connection with the issuance of the bonds.  The first $75,000 was paid by the issuance of 375,000 shares of registered common stock on or about November 19, 2015.  The remaining $75,000 will be paid upon delivery to the Company of the definitive form of the bonds in form and substance satisfactory to the Company.  The Company, at its option, can pay in cash or in registered shares of common stock.

During November, 2015 the Company issued an aggregate of 775,000 shares to financial consulting entities for services relating to fund raising activities and to law firms for legal fees and expenses incurred for public share registrations and other business related activities.  The total issuance was valued at $85,250 for fair market value as negotiated and that amount is charged to additional paid in capital.

On November 30, 2015, the Company entered into a Consultant Agreement [“CA”] with TEN Associates LLC (“Consultant”) which provides for Consultant to perform general corporate and business consulting services and other related activities as directed by the Company. In consideration for rendering such services, Consultant was to be paid a consulting fee consisting of any aggregate of 4,000,000 registered shares. The first 1,000,000 of such shares were issued to the Consultant on or about December 7, 2015.  The Consultant immediately sold the shares to market contrary to the agreement between the parties.  On January 15, 2016 this contract was cancelled for cause and demand was issued for the return of the shares.  The remaining 3,000,000 of the shares were never issued and no shares have been recovered as of the date of this report.

During December, 2015 the Company sold 100,000 shares of its S1 offering to a foreign individual and the Company received $20,000 gross proceeds.

In March 18, 2014 a Company founder cancelled the original issue 6,000,000 shares to satisfy a requirement for FINRA approval of the Company name change and roll back of ENYC shares.

In September, 2014 the Company issued an aggregate of 1,100,000 shares to financial consulting entities for services relating to fund raising activities and to law firms for legal fees and expenses incurred for public share registrations and other business related activities.  These shares were issued after the SEC order dated September 11, 2013 declaring effective the offering statement registered pursuant to Regulation A under section 3(b) of the Securities act of 1933, as amended.  The shares were issued to legal consultants for assistance with the Form 10 and the 15c211 filing and for consultants who have assisted in the funding of the Company, as aforesaid. The total issuance was valued at $220,000 for fair market value as negotiated and that amount is charged to additional paid in capital.

Additional shares sold plus the cancellation resulted in the total number of common shares outstanding to be 30,621,065 and 23,695,680 as of December 31, 2015 and December 31, 2014 respectively.

Note 13 Subsequent Events

From January 1, 2016, through March 26, 2016, the Company sold an aggregate of 1,303,299 shares of restricted stock with prices ranging from $.010 to $.015 with gross proceeds of $190,201 and received an approximate of $ $66,682 of net proceeds from such sales. Commissions and expense reimbursements were paid to foreign agents for Regulation S offerings by the Company in the amount of $123,349. There were no cash payments for shareholder interest in 2016.

On January 15, 2016, the Company’s Board of Directors (the “Board”), after careful consideration, approved our 2016 Stock Option and Incentive Stock Plan (the “Plan”), pursuant to which the Company will reserve for issuance thereunder 10,000,000 shares of the Company’s authorized Common Stock.

The Plan enables the Board to provide equity-based incentives through grants of Awards to the Company’s present and future employees, directors, consultants and other third party service providers.  Shares issued under the Plan through the settlement, assumption or substitution of outstanding Awards or obligations to grant future Awards as a condition of acquiring another entity will not reduce the maximum number of shares of Common Stock reserved for issuance under the Plan. In addition, the number of shares of Common Stock subject to the Plan, any number of shares subject to any numerical limit in the Equity Incentive Plan, and the number of shares and terms of any incentive award may be adjusted in the event of any change in our outstanding Common Stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

On January 20, 2016 the Company borrowed $150,000 from WebBank for the purpose of working capital.  The loan required that the Company payoff the loan made on November 25, 2015 from Orchard Street Financing.  The balance of the Orchard Street loan at date of payoff was $44,523 and the Company received the balance of the proceeds in the amount of 105,479.  The daily payments on the WebBank loan will be $645.10.  The loan has a twelve month maturity and the total interest charges will be $31,000, or approximately 21%.

On March 11, 2016, the Company entered into a Professional Relations and Consulting Agreement [“CA”]  with Acorn Management Partners LLC (“Consultant”) which provides for Consultant to perform general corporate and business consulting services and other related activities as directed by the Company, including, but not limited to, the distribution of Company information/news releases on a daily basis, using social media to create a full awareness of the Company and its business, and the preparation of research reports for industry analysts. The CA has a seven month term expiring on September 11, 2016.  The term may be extended by a new written mutual agreement on terms to be agreed upon.

In consideration for rendering such services, Consultant will be paid a consulting fee consisting of monthly cash payments totaling $441,250 beginning with a first payment of $40,000 due March 31, 2016, $83,000 due April 29, 2016 and $78,000 due on each of May 30th, June 30th, July 29th and August 30, of 2016.  In addition, Consultant will receive as of (i) March 11, 2016, 500,000 freely tradeable shares of the Company common stock, without any transfer restrictions whatsoever thereon; and (ii) 750,000 restricted shares of common stock on May 30, 2016 and on August 30, 2016. All shares issuable under the CA are deemed to have been fully earned by Consultant as of the date of the CA, March 11, 2016.

The Consultant was also granted limited registration rights under certain circumstances. The CA is renewable for additional one year terms upon the written notice from one party to the other. The terms of any such renewed CA shall be agreed to in writing between the parties.

Concurrently with the execution of the CA, the Company entered into an Agreement dated March 11, 2016 with Equisolve, Inc. for the design and development of a new Company Website and for the monthly maintenance thereof.  The term is for one year with automatic renewal for one year period unless cancelled 60-days in advance of the end of the then current year.  The fee to design the Website is $12,500, of which $6,250 was paid on signing the CA.

On March 23, 2016, the Company issued a two year $250,000 convertible promissory note to JMJ Financial, a Nevada sole proprietorship which bears interest at the rate of 12% per annum on the principal sum of the outstanding (“JMJ Note”).  The JMJ Note is payable in installments of a minimum of $25,000 per drawdown.  The Company drew down $25,000 on March 23, 2016.  Under the terms of the JMJ Note; the current balance is now $31,111, which includes an original issue interest of $2,777.00, plus interest at the rate of 12% per annum.  The JMJ Note is convertible at any time into shares of common stock at a conversion price equal to 60% of the lowest trade price in the 25 trading days previous to the conversion date.

On March 25, 2016, the Company received net proceeds of $35,000 after expenses, for a one (1) year $40,000 face amount of 8% Convertible Note in favor of EMA Financial, LLC (“EMA Note”).  The EMA Note is convertible at any time into common stock at a conversion price equal to the lower of (i) the closing sale price on the day immediately preceding the date of funding and (ii) 50% of the lowest closing sale price for the 25 consecutive trading days immediately preceding the conversion date.

OUTSTANDING OPTION AWARDS

The following table sets forth certain information regarding Option Awards as of March 31, 2016 for each executive officer of the Company who received such awards and all officers and directors as a group.  None were outstanding as of the fiscal year ended December 31, 2015(1)(2)

Name	Number of securities underlying unexercised option exercisable	Option Exercise Price	Option Expiration Date
Charles O’Dowd	5,000,000	$0.01	January 1, 2021
All Officers and Directors as a Group	5,000,000	$0.01	January 1, 2021

(1)	No Stock Awards have been issued into the Equity Incentive Plan.
(2)	An aggregate of 200,000 Option Awards have been issued to 3 employees and one consultant of the Company at an exercise price of $0.01 per share expiring on 1/21/21.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman/CEO and the Chief Financial Officer concluded that our disclosure controls and procedures are not currently effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings. The Company is attempting to expand such controls and procedures, however, due to a limited number of resources the complete segregation of duties is not currently in place.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the name and age of officers and director as of December 31, 2015. Our Executive officers are elected annually by our board of directors.  Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.  Both Mr. O’Dowd and Mr. Marx were members of the Board and Officers prior to the SEA with Energy Conservation Technologies, Inc. and afterward they were reappointed to the Board on the effective day July 1, 2011.

The Company’s Chief Executive Officer, President, and Director Mr. O’Dowd, and Wayne Marx, a Vice President and Director, are “Promoters” within the meaning of Rule 405 of Regulation C in that these individuals were instrumental in founding and organizing ABCO Energy, Inc.

Officer’s Name	Directors Name	Age	Officer’s Position	Appointment date
Charles O’Dowd	Charles O’Dowd	67	CEO, President, Secretary	July 1, 2011
Wayne Marx	Wayne Marx	66	VP, Director	July 1, 2011

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

ITEM 11.  EXECUTIVE COMPENSATION

REMUNERATION OF DIRECTORS AND OFFICERS

The following table sets forth all the remuneration paid to the three highest paid persons who were our Director and Officers for the fiscal years ended December 31, 2015 and December 31, 2014:

Name of individual or identity of group	Year	Capacities in which remuneration was received	Aggregate remuneration all salary	Consulting and Other Compensation	Total Compensation
Charles O’Dowd	2015	President	$46,000	$0	$46,000
Charles O’Dowd	2014	President	$52,000	$0	$52,000

Mr. O’Dowd normally receives an annual salary of $52,000 per year.  Mr. O’Dowd was employed in January, 2009 and works full time for the Company.

Mr. Marx has not received any compensation for his services to the Board of Directors and no arrangements have been made to do so at this time.  It is anticipated that his remuneration for calendar 2016 will remain the same as fiscal 2015.

There is no family relationship between any of the current officers or directors of the Company.

ABCO Energy, Inc. (the “Company”) is a Nevada corporation with principal executive offices located at 2100 North Wilmot, Tucson, AZ 85712. Our telephone number is (520) 777-0511. On January15, 2016, the Company’s Board of Directors (the “Board”), after careful consideration, approved our 2016 Stock Option and Incentive Stock Plan (the “Plan”), pursuant to which the Company will reserve for issuance thereunder 10,000,000 shares of the Company’s authorized Common Stock.

The Plan enables the Board to provide equity-based incentives through grants of Awards to the Company’s present and future employees, directors, consultants and other third party service providers.  Shares issued under the Plan through the settlement, assumption or substitution of outstanding Awards or obligations to grant future Awards as a condition of acquiring another entity will not reduce the maximum number of shares of Common Stock reserved for issuance under the Plan. In addition, the number of shares of Common Stock subject to the Plan, any number of shares subject to any numerical limit in the Equity Incentive Plan, and the number of shares and terms of any incentive award may be adjusted in the event of any change in our outstanding Common Stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

OUTSTANDING OPTION AWARDS

The following table sets forth certain information regarding Option Awards as of March 31, 2016 for each executive officer of the Company who received such awards.  None were outstanding as of the fiscal year ended December 31, 2015(1)(2)

Name	Number of securities underlying unexercised option exercisable	Option Exercise Price	Option Expiration Date
Charles O’Dowd	5,200,000	$0.01	January 1, 2021
All Officers, Employees and Directors as a Group	5,200,000	$0.01	January 1, 2021

(1) No Stock Awards have been issued into the Equity Incentive Plan.
(2) An aggregate of 5,200,000 Option Awards have been issued to 3 employees and one consultant of the Company at an exercise price of $0.01 per share expiring on 1/21/21.

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

(3) Based upon 30,621,065 shares issued and outstanding on December 31, 2015.

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

There is a demand note due to Wayne Marx, a Director of the Company, in the principal amount of $60,000 as of December 31, 2015. This demand note provides for interest at 12% per annum and is unsecured.  The note resulted in an interest charge of $7,940 through the period ended December 31, 2015 and has accrued interest due to Mr. Marx totaled $12,654.16.

There is a demand note due to Charles O’Dowd, an Officer and Director of the Company, in the principal amount of $9,994 as of December 31, 2015. This demand note provides for interest at 12% per annum and is unsecured.  The note resulted in an interest charge of $751 through the period ended December 31, 2015 and has accrued interest due to Mr. O’Dowd totaled $750.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees contracted by our auditors, for professional services rendered for the audit of our annual consolidated financial statements during the years ended December 31, 2015 and 2014, and for the reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years totaled $35,000 for each year.  Approximately $25,000 was paid to RBSM for such review services.  During 2015, the Company retained the firm of Thayer O’Neil Company, LLC, (TOC) whom now serve as ABCO’s PCAOB auditors.  As of December 31, 2015, TOC received $10,000 for review services but did not receive any audit fees from ABCO for the year ended December 31, 2015.

TOC Audit-Related Fees

Our independent registered public accounting firms did not bill us during the years ended December 31, 2015 and 2014, for non-audit related services.

Tax Fees

Our independent registered public accounting firms did not bill us during fiscal years ended December 31, 2015, and 2014, for tax related services.

All Other Fees

Our independent registered public accounting firms did not bill us during the years ended December 31, 2015 and 2014 for other services.  During the years ended December 31, 2015, and 2014, there were no amounts billed for other services.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description of Exhibit

3(i)	Articles of Incorporation, as amended (1)
3(ii)	By-Laws(1)
10(a)	Share Exchange Agreement dated July 15, 2011(1)
10(b)	8% Convertible Note dated March 16, 2016(2)
10(c)	Convertible Promissory Note dated March 23, 2016(2)
21	Subsidiaries of Registrant(1)
31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
99	2016 Stock Option Plan(1)
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Presentation Linkbase Document
_________________

(1)	Previously filed with the Company’s Form 10, SEC File No. 000-55235, filed on July 1, 2014, and incorporated herein by this reference as an exhibit to this Form 10K.
(2)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABCO ENERGY, INC.

Date: April 11, 2016	By: /s/ CHARLES O’DOWD
Charles O’Dowd
Chief Executive Officer

Date: April 11, 2016	By: /s/ CHARLES O’DOWD
Charles O’Dowd
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Position	Name

April 11, 2016	Chief Executive Officer, Chief Financial Officer and Director	/s/ CHARLES O’DOWD
Charles O’Dowd

April 11, 2016	Director	/s/ Wayne Marx
Wayne Marx