Form 10-Q
period 2016-03-31
ABCO Energy, Inc.
filed 2016-05-20
CIK 1300938

As Filed with the Securities and Exchange Commission on May 20, 2016
File No:  000-55235

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING MARCH 31, 2016

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

As of May 20, 2016 we had 32,550,534 shares of common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.     Financial Statements

ABCO ENERGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED

MARCH 31, 2016

ABCO ENERGY, INC.
 CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash	$158,566	$40,035
Accounts receivable on completed projects	81,006	39,100
Accounts receivable on construction work in progress – net of billings in excess of costs and earnings	39,568	252,339
Inventory	50,773	51,255

Total Current Assets	329,913	382,729
Fixed Assets
Vehicles, office furniture & equipment – net of accumulated depreciation	39,091	42,511
Other Assets
Investment in long term leases	12,531	12,689
Security deposits	3,100	4,945
Total Other Assets	15,631	17,634
Total Assets	$384,635	$442,874

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$334,689	$410,623
Current portion of long term debt	4,983	4,048
Derivative liability	102,288	-
Notes payable – other – net of OID and amortization	238,437	111,778
Notes payable – related parties	100,502	69,944
Total Current Liabilities	780,899	596,393

Long Term Debt- net of current portion	3,168	5,292

Total Liabilities	784,067	601,685

Stockholders’ Deficit
Common stock, 500,000,000 shares authorized, $0.001 par value, 31,785,501 and 30,621,065 outstanding at March 31, 2016 and December 31, 2015 respectively.	31,785	30,621
Additional paid in capital	1,865,599	1,827,411
Accumulated deficit	(2,296,816)	(2,016,843)
Total Stockholders’ Equity (Deficit)	(399,432)	(158,811)
Total Liabilities and Stockholders’ Equity (Deficit)	$384,635	$442,874

See accompanying notes to the unaudited consolidated financial statements.

ABCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)
	For The Three Months Ended
	March 31, 2016	March 31, 2015
Revenues	$230,195	$144,472
Cost of Sales	195,075	120,708

Gross Profit	35,120	23,764
Operating Expenses:
Selling, General & Administrative	184,228	154,531

Income (Loss) from operations	(149,108)	(130,767)
Other expenses
Interest on notes payable	28,577	10,232
Changes in derivative liability	102,288

Income (Loss) before provision for income taxes	(279,973)	(140,999)
Provision for income tax	-	-

Net Income (loss) applicable to common shareholders	$(279,973)	$(140,999)

Net Income (loss) per share (Basic and fully diluted)	$(0.01)	$(0.01)

Weighted average number of common shares used in the calculation	31,203,283	23,962,500

See accompanying notes to the financial statements.

ABCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	For The Three Months Ended
	March 31, 2016	March 31, 2015
Cash Flows from Operating Activities:
Net Income (Loss) for the period	$(279,973)	$(140,999)
Adjustments to reconcile Net Income or (Loss) to net cash used in operating activities:
Depreciation	3,420	4,266
Derivative charge to finance costs	102,288
Decrease in Accounts Receivable	170,865	66,055
Change in Inventory	482	3,154
Decrease in Accounts Payable & Accrued Expenses	(75,934)	(7,442)

Net cash used in operating activities	(78,852)	(74,966)

Cash Flows from Investing Activities:
Principal payments received on long term leases	158	146
Decrease in Product and lease deposits	1,845

Net cash provided by (used) in investing activities	2,003	146

Cash Flows from Financing Activities:
Loans from officer	30,558	8,000
Loans from financial institution – net of OID and amortization	126,659	35,822
Principal payments on Long Term Debt	(1,189)	-
Proceeds from common stock issuances – net of expenses	39,352	51,692

Net cash provided by financing activity	195,380	95,514

Net Increase (Decrease) in cash	118,531	20,694
Cash at The Beginning of The Period	40,035	25,104
Cash at The End of The Period	$158,566	$45,798

Supplemental Disclosure:

Cash paid for interest	$28,577	$10,232
Income taxes paid	$-	$-

See accompanying notes to the financial statements.

ABCO ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016
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

The Company prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles in the United States. However, the Company has recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first Three Months of 2016. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2015. The income statement for the Three Months ended March 31, 2016 cannot necessarily be used to project results for the full year.

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

Note 2      Summary of Significant Accounting Policies

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale date of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

Level 1:  Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2:  Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3:  Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses, approximate their fair values because of the current nature of these instruments. Debt approximates fair value based on interest rates available for similar financial arrangements. Derivative liabilities which have been bifurcated from host convertible debt agreements are presented at fair value.

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as convertible features in convertible debts or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the binomial option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if these is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments, such as warrants, are also valued using the binomial option-pricing model.

Note 3      Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company incurred accumulated net losses from inception through the period ended March 31, 2016 of $2,296,816.  In addition, the Company's development activities since inception have been financially sustained through capital contributions from shareholders.

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

Note 4      Note Payable – Officers and Directors

Officers and Directors loans are demand notes totaling $100,502 as of March 31, 2016 and $69,944 as of December 31, 2015. The total consists of two notes from Officer/Directors.  The first note in the amount of $60,000 as of March 31, 2016 provides for interest at 12% per annum and is unsecured.  Notes payable to the Director resulted in an interest charge of $1,796 for the period ended March 31, 2016 and $14,450 accrued and unpaid at March 31, 2016.

The second note was increased by $30,502 during the current period, which increased the total note to $40,502 as of March 31, 2016.  The note is a demand note, bears interest at 12% per annum and is unsecured.  This note has accumulated and unpaid interest totaling $1,334 at March 31, 2016.  The current period interest accrued on this note was $584.

Note 5      Short Term Note Payable

During the quarter ended March 31, 2016 the Company financed operations with a loan in the amount of $150,000 from WebBank.  The note is an open credit line with interest rate of 23% percent maturing in March of 2017 and had a balance of $130,907 as of March 31, 2016.  A portion of the loan was used to pay off a credit loan from Orchard Street Funding in the amount of $$44,061.  This loan is personally guaranteed by an Officer of the Company.

An unrelated party has made loans to the Company in the amount of $60,762 during the last fiscal year and during the three months ended March 31, 2016.  The loan is a demand note with an interest rate of 12% per annum.

Note 6      Notes and Loans Payable

Notes and Loans Payable as of March 31, 2016 and December 31, 2015 consisted of the following:

Description	31-Mar-16	31-Dec-15
Note payable - Credit line, payable to Ascentium Capital, bearing interest at 24% per annum, unsecured, matures in February 2016	$-	$6,705
Note payable to Ascentium Capital, secured by truck, bearing interest at 9% per annum, matures in September, 2017*	8,151	9,341
Less current portion truck loan	-4,983	-4,048
Note payable – Orchard Street Funding – This loan was paid off in January, 2016	-	45,240
Note payable – other bearing interest at 12% per annum, unsecured, demand note.	60,762	59,832
Note payable to Web Bank, borrowed 2-1-16, bearing interest at 23% per annum, unsecured, matures in March, 2017*	130,907	-
Convertible note payable - EMA Financial, borrowed 3-16-16, due 3-16-17 with interest at 8% per annum - convertible into common stock	40,000	-
Convertible note payable - JMJ Financial, borrowed 3-23-16, due 3-23-18 with interest at 12% per annum - convertible into common stock	27,777	-
Original issue discounts and points on loans - less amortization of $1,768 for the quarter ended March 31, 2016	-21,009	-

Total notes payable	241,605	117,070
Long term debt - net of current portion	3,168	5,292
Total other notes and loans payable	$238,437	$111,778

Maturity of notes and loans payable

For the period Ending March 31,	Amount	Amount
2016	$151,481	$111,178
2017	62,347
2018	27,777
Total	$241,605	$111,178

*This debt is collateralized by the specific asset in the case of the truck loan and the WebBank loans is personally guaranteed by an officer of the Company.

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

In accordance with the Statement of Financial Accounting Standard ASC 820-10-35-37 Fair Value in Financial Instruments, Statement of Financial Accounting Standard ASC 815 Accounting for Derivative Instruments and Hedging Activities require that instruments with embedded derivative features be valued at their market values.  The Company hired a valuation consultant  to value the JMJ Note and the EMA Note for the derivative portion of the instruments. The Binomial model was used to value the derivative liability for the quarter ending March 31, 2016 at $102,288, with a derivative liability expense of $102,288.

Note 7      Fair Value of Financial Instruments

The following is the major category of liabilities measured at fair value on a recurring basis as of March 31, 2016, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

Derivative Liabilities from Convertible Notes (Level 3)	$102,288

Note 8      Stockholder’s Equity

During the Three Months period ended March 31, 2016, the Company issued 1,164,436 shares of common stock and received or credited gross proceeds of $159,173.  The expenses of offering totaled $102,732.  The net proceeds were used for working capital, corporate expenses, legal fees and public company expenses.

Note 9    Other matters

Legal fees relating to financing activities, blue sky registrations with states and other fund raising expenses were charged to additional paid in capital in the amount $14,065 for the Three Months ended March 31, 2016 and $58,616 during the year ended December 31, 2015.

Our business is affected by some seasonality but this is not a material concern of our Company.  Most reduction in sales due to seasonality take place during the major winter holidays and the first quarter of the year.  We adjust automatically to this effect by stretching our workloads and other activities into the slow periods and therefore have not been concerned by seasonality.

On March 15, 2015 the Company entered into a consulting contract with Adamas Fund, LLC (AFL), a Chicago based investment banking group providing for the issuance of a Regulation 144A bond offering that will be sold to QIBs (qualified institutional buyers) with a minimum raise of $5,000,000 USD on a best efforts basis. The bond will be sold by several broker dealers globally and will be used in the implementation of ABCO’s future growth plans and for future acquisitions. The ABCO bond will not require interest payments for years 1-3 and a low annual coupon rate of 6.5% for years 4-10 with a 10 year maturity date.  The bond may be convertible into common stock under certain circumstances.  Rule 144A Securities Act of 1933 provides an exemption from the registration requirements of the Securities Act of 1933 for certain private transactions of minimum $100,000 units of restricted securities to qualified investors which generally are large institutional investors that own at least $100 million in investable assets. AFL will receive an aggregate advisory fee of $130,000 in connection with the issuance of the bonds.  The first $75,000 has been be paid by the issuance of 375,000 shares of registered common stock on or about November 19, 2015.  The remaining $55,000 has been paid with $20,000 in cash, $1,000 which was paid in this reporting period and $19,000 paid April 7, 2016.  The balance will be paid in cash or common stock at the Company’s option upon receipt of funds from the bonds.

10

Note 10    Income Tax

The company has net operating loss carryforwards as of March 31, 2016 totaling approximately $2,194,528. A deferred tax benefit of approximately $746,000 has been offset by a valuation allowance of the same amount as its realization is not assured.

Note 11    Subsequent Events

During the period from April 1, 2016 through May 20, 2016, Company issued 765,033 shares of common stock and received or credited gross proceeds of $72,877.  The expenses of offering totaled $47,037.  The net proceeds were used for working capital, corporate expenses, legal fees and public company expenses.

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

On April 1, 2016, the Company issued a two year $55,000 convertible promissory note to Essex Global Investment Corp. (“Essex”) which bears interest at the rate of 10% per annum on the principal sum of the outstanding (“Essex Note”).  The Company received net proceeds of $50,000 after deductions for expenses, from the Essex Note.  The Essex Note is convertible at any time after the six (6) month anniversary of the Note into shares of common stock at a conversion price equal to 55% of the lowest trade price in the 20 trading days previous to the conversion date.

On April 5, 2016, the Company received net proceeds of $33,300 after expenses, from a one (1) year $42,000 face amount of 5% Convertible Note in favor of Crown Bridge Partners, LLC (“CBP Note”).  The CBP Note is convertible at any time after the six (6) month anniversary of the Note into common stock at a conversion price equal to 52% of the lowest closing sale price for the 25 consecutive trading days immediately preceding the conversion date.

On May 4, 2016, the Company received net proceeds of $33,750 after expenses, from a nine [9] month $40,000 face amount of 10% Convertible Note in favor of Auctus Fund, LLC (“AFL Note”).  The AFL Note is convertible after the six (6) month anniversary of the Note into common stock at a conversion price equal to 60% of the lowest closing sale price for the 20 consecutive trading days immediately preceding the conversion date.

On May 9, 2016, the Company entered into an agreement with Adar Bays, LLC a Florida Limited Company (Adar), with respect to a private investment up to $60,000 of the convertible debt securities with a 9 month term.  The $60,000 convertible debt is comprised of a $30,000 front-end note and one $30,000 back-end note.  The principal and accrued interest under the notes will be convertible into shares of common stock of the Company at a 50% discount to the lowest closing bid price with a 20 day look back.  Adar will deduct legal fees of $2,000 on the funding of each of the notes, as well as on the cash funding on the back-end note, as well as making deductions of $2,800 to Almorli Advisors on the cash funding of each of those notes.  The notes shall bear interest at 8%. The Company is not required to take down the back end note.  As of May 20,  2016, the Company borrowed $30,000 against the front end note.

The provisions of each of the [four] foregoing Notes contain embedded derivative features which are required to be valued at their fair market value. These valuations are in process but as of the date of this Report, the results thereof are not available. Management believes that the final valuations, taken as a whole, will not  have a material adverse effect  on the results of future operations.

OUTSTANDING OPTION AWARDS

The following table sets forth certain information regarding Option Awards as of March 31, 2016 for each executive officer of the Company who received such awards and all officers and directors as a group.  None were outstanding as of the fiscal year ended December 31, 2015 (1)(2)

Name	Number of securities underlying unexercised option exercisable	Option Exercise Price	Option Expiration Date
Charles O’Dowd	5,000,000	$0.01	January 1, 2021
All Officers and Directors as a Group	5,000,000	$0.01	January 1, 2021

(1)	No Stock Awards have been issued into the Equity Incentive Plan.
(2)	An aggregate of 200,000 Share Option Awards have been issued to 3 employees and one consultant of the Company at an exercise price of $0.01 per share expiring on 1/21/21.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THREE MONTHS ENDED MARCH 31, 2015.

Our discussion of operating results for the Three months ended March 31, 2016 and March 31, 2015 are presented below with major category details of revenue and expense including the components of operating expenses.

Sales consist of photovoltaic products, electrical services and LED lighting products and installation during both periods for the three months ended March 31, 2016 and for the three months ended March 31, 2015.

Sales for the three months ended March 31, 2016 were $230,195 as compared to $144,472 for the same three months in 2015.  This is an increase of $85,723 or 59% above the 2015 sales. The Solar sales revenue in 2016 and 2015 reflected seasonal and changing market conditions in the financing of solar installations and competition from the public utilities in the Arizona markets.  When the utilities in Arizona cancelled or substantially reduced the rebate programs, the financing or leasing companies were able to reduce the financial requirements by accepting the rebates as partial payments were no longer able to make loans or lease that required no money down or longer terms for their finance products.  This severally reduced the opportunities for sales and reduced gross margins substantially.  Without available financing, the sales of solar products became even more difficult.  The prices of solar products were reduced in 2016 and 2015 to offset the reduction or elimination of rebates and the market has recovered from this time.  ABCO has worked diligently to overcome these changes by focusing on commercial applications and the increased interest of business and government in the LED lighting contracts.

Cost of sales was 85% of revenues in 2016 and 84% of revenues in 2015.   Gross margins were 15% of revenue in 2016 and 16% of revenue for the three months of 2015.  During 2016 and 2015 we have been offering new products and have found our entry market prices for steel parking structures have added gross margins higher than usual because we use outside contractors for the entire projects.  Our gross profit reflects this decision.  We feel that we have made progress in entering the parking shade markets and that our gross margins will stabilize as growth lowers these margins in the future.

Total selling, general and administrative expenses were 80% of revenues in 2016 and 107% of revenues for the same period in 2015.  Net loss for the three month period ended March 31, 2016 was $(177,685) as compared to the net loss of $(140,999) for the same three month period ended March 31, 2015.  Our operating expenses for this period were lower as a percentage of revenue but higher by $29,697 than the comparative period in 2015. The interest expense during the period ended March 31, 2016 has expanded by $18,345 greater than in the period ended March 31, 2015 due mostly to the working capital provision of merchant loans and convertible debt.  This combination of factors increased the operating loss for the period ending March 31, 2016 by $(36,686) as compared to March 31, 2015.  Since our year to date revenues are higher than the previous year, this resulted in lower operating expenses as a percentage of total revenue.

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

STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

During the three months ended March 31, 2016 our net cash used by operating activities was $(78,852) and comparatively the net cash used by operating activities in the three months ended March 31, 2015 was $(74,966).  Net cash used by operating activities in the period ended March 31, 2016 consisted primarily of net loss from operations of $(279,973) for 2015 as compared to $(140,999) for 2015.  Depreciation adjustments were of non-cash expenses were $3,420 and $4,266 for each year respectively.  The Company experienced a decrease in accounts payable of $75,934 and an increase of $7,442 for each year respectively.  This is primarily due to the Company’s ability apply cash receipts from investors and operations to pay past and current creditors 2016 period. We also incurred substantial expenses for the commercial projects sold during the period ended March 31, 2016.  Accounts receivable decreased by $170,865 during the period ended March 31, 2016 due to collections from commercial projects at the end of the period and this is also reflected in the $158,566 cash balance at the end of the period.

Net cash used for investing activities for the periods ended March 31,2016 and 2015 was $2,003 and $146 respectively due to receipt of principal on leases and equipment acquisitions.

Net cash provided by financing activities for the periods ended March 31, 2016 and 2015 was $195,380 and $95,514 respectively. Net cash provided by financing activities for 2016 and 2015 resulted primarily from the sale of common stock, loans from a financial institution and loans from a Director. Cash provided by financing activities during the periods ended March 31, 2016 were primarily from the sale of common stock and loans from financial institutions. Derivative portion of convertible debt accounted for charges to income for future changes in value of the underlying stock  in the amount of $102,288 and an increase in liabilities of $102,288 for the period ended March 31, 2016.  None of this expense will be realized if this debt is retired before maturity.  The total debt received in the two current period loans is $67,777.  An additional charge of $102,288 net is a GAAP calculation to reflect the possibility of future conversion of the debt to stock.  Any future conversions will increase the number of shares outstanding and the Stockholders Equity by the amount of the original investment. Management intends to retire these notes before maturity.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements have been for carrying cost of accounts receivable after completion of contracts.  The industry habitually requires the solar contractor to wait for the utility approval in order to be paid for the contracts. This process can easily exceed 90 days and sometimes requires the contractor to pay all or most of the cost of the project without assistance from suppliers. Our working capital at March 31, 2016 was $(450,986) and it was $(213,664) at December 31, 2015.  This decrease of $237,322 was primarily due to losses from operations during the period ended March 31, 2016 and adjustments for possible future losses on derivative conversions.  Bank financing has not been available to the Company but we have been able to increase our credit lines with our suppliers because of good credit.  There are no material covenants on our credit lines, normally due in 30 days, since they are standard in the industry and the balances vary on a daily basis. Most are personally guaranteed by the Officer of the Company.

We have been able to borrow $30,558 from one of our Directors to increase working capital during the period end March 31, 2016 bringing the total borrowed from Directors and officers to $100,502. There are no existing agreements or arrangement with any Director to provide additional funds to the Company.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Not Applicable to Smaller Reporting Companies.

Item 4.     Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman/CEO and the Chief Financial Officer concluded that our disclosure controls and procedures are not currently effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings. The Company is attempting to expand such controls and procedures, however, due to a limited number of resources the complete segregation of duties is not currently in place.

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

Item 1A.  Risk Factors

Not Applicable.

Item 2.     Unregistered Sale of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2016 the Company issued 1,164,436 shares of common stock and received or credited gross proceeds of $159,173.  The expenses of offering totaled $102,732.  The net proceeds were used for working capital, corporate expenses, legal fees and public company expenses.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures.

Not Applicable

Item 5.     Other Information

Not Applicable

Item 6.     Exhibits

Exhibits Index

10(a)	12% $40,000 Convertible Note dated March 16, 2016 (1)
10(b)	8% $25,000 Convertible Note dated March 23, 2016 (1)
10(c)	10% $55,000 Convertible Note dated April 1, 2016 (2)
10(d)	5% $42,000 Convertible Note dated April 5, 2016 (2)
10(e)	10% $40,000 Convertible Note dated May 3, 2016 (2)
10(f)	$30,000 Convertible Note dated May 6, 2016 (2)
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Presentation Linkbase Document
 ________________________
(1)	Previously filed with the Company’s Form 10-K, File No. 000-55235, filed with the Commission on April 11, 2016, and incorporated herein by this reference as any exhibit to this Form 10-Q.
(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

May 20, 2016

ABCO ENERGY, INC

/s/ Charles O’Dowd
Charles O’Dowd
Title: President &
Chief Executive Officer (CEO)

/s/ Charles O’Dowd
Charles O’Dowd
Chief Financial Officer (CFO)
Principal Accounting Officer (PAO)