Form 10-Q
period 2016-06-30
ABCO Energy, Inc.
filed 2016-08-22
CIK 1300938

As Filed with the Securities and Exchange Commission on August 22, 2016	File No: 000-55235

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING JUNE 30, 2016

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
As of August 22, 2016 we had 35,019,584 shares of common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.     Financial Statements
ABCO ENERGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED

JUNE 30, 2016

ABCO ENERGY, INC.
 CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	June 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash	$18,202	$40,035
Accounts receivable on completed projects	78,617	39,100
Accounts receivable on construction work in process	39,501	252,339
Inventory	49,059	51,255

Total Current Assets	185,379	382,729
Fixed Assets
Vehicles, office furniture & equipment – net of accumulated depreciation	35,836	42,511
Other Assets
Investment in long term leases	12,369	12,689
Security deposits	3,100	4,945

Total Other Assets	15,469	17,634

Total Assets	$236,684	$442,874

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$365,722	$410,623
Equipment loan - current portion	5,114	4,048
Derivative liability on convertible debt – current portion	590,471	-
Convertible notes payable	52,573	-
Billing in excess of cost and estimated earnings on projects in process	120,388	-
Merchant loans	143,420	111,778
Notes payable – related parties	137,702	69,944

Total Current Liabilities	1,415,390	596,393

Long-term derivative liabilities	87,255
Long Term Debt- net of current portion	1,818	5,292
Total Liabilities	1,504,463	601,685

Stockholders’ Deficit
Common stock, 500,000,000 shares authorized, $0.001 par value, 33,079,584 and 30,621,065 outstanding at June 30, 2016 and December 31, 2015 respectively.	33,079	30,621
Additional paid in capital	1,838,360	1,827,411
Accumulated deficit	(3,139,218)	(2,016,843)
Total Stockholders’ Deficit	(1,267,779)	(158,811)

Total Liabilities and Stockholders’ Deficit	$236,684	$442,874

See accompanying notes to the unaudited consolidated financial statements.

ABCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	For the Three Months Ended		For The Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues	$135,333	$476,311	$365,528	$620,783
Cost of Sales	305,414	314,923	500,489	435,631
Gross Profit	(170,081)	161,388	(134,961)	185,152
Operating Expenses:
Selling, General & Administrative	189,118	158,543	373,346	313,074
Income (Loss) from operations	(359,199)	2,845	(508,307)	(127,922)
Other expenses
Interest on notes payable	26,282	19,475	54,859	29,707
Derivative valuation interest expense	506,636	-	506,636	-
Derivative amortization of interest expense	(49,715)	-	52,573	-
Net loss	$(842,402)	$(16,630)	$(1,122,375)	$(157,629)
Net loss per share (Basic and fully diluted)	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares used in the calculation	32,432,543	24,791,105	31,850,325	24,346,605
See accompanying notes to the financial statements.

ABCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	For The Six Months Ended
	June 30, 2016	June 30, 2015
Cash Flows from Operating Activities:
Net Loss for the period	$(1,122,375)	$(157,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,675	8,573
Amortization of derivative expenses	234,777	-
Accrual of interest expense on derivative valuation	205,764	-
Derivative amortization interest expense	52,573	-
Increase (decrease) in accounts receivable on completed projects	(39,517)	(78,533)
Decrease in accounts receivable on in-completed projects	212,838
Change in inventory	2,196	3,155
Increase (decrease) in accounts payable & accrued expenses	(44,901)	137,196
Net cash used in operating activities	(491,970)	(87,238)

Cash Flows from Investing Activities:
Acquisition of equipment	-	(859)
Principal payments from long term leases	320	296
Product and lease deposits	1,845	-
Net cash provided by investing activities	2,165	(563)

Cash Flows from Financing Activities:
Loans from director and other related parties	67,758	8,000
Loans from financial institution - net of payments on principal	31,642	4,693
Loans from convertible debentures	234,777
Proceeds from billings in excess of costs on projects	120,388
Proceeds from common stock issuances – net of expenses	13,407	66,317
Net cash provided by financing activity	467,972	79,010

Net Increase (Decrease) in cash	(21,833)	(8,791)
Cash at the Beginning of the Period	40,035	25,104
Cash at the End of the Period	$18,202	$16,313
 Supplemental Disclosure:
Cash paid for interest	$54,859	$29,707
Income taxes paid	$-	$-

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

The Company prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles in the United States. However, the Company has recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first Six Months of 2016. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2015. The income statement for the Six Months ended June 30, 2016 cannot necessarily be used to project results for the full year.

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

Effects of Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 amends previous guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company plans to adopt ASU No.2015-03 regarding the presentation of debt issuance cost from fiscal year 2016.

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

Note 3      Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company incurred accumulated net losses from inception through the period ended June 30, 2016 of $(3,139,218).  In addition, the Company's development activities since inception have been financially sustained through capital contributions from shareholders.

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

Note 4      Note Payable – Officers and Directors

Related party notes payable as of June 30, 2016 and December 31, 2015 consists of the following:

Description	June 30, 2016	December 31, 2015
Notes payable – officers and directors bearing interest at 12% per annum, unsecured, demand notes.	$100,502	$69,944
Note payable – other bearing interest at 12% per annum, unsecured, demand note.	37,200	-
Total	$137,702	$69,944

Officers, directors and other related individuals loans are demand notes totaling $137,702 as of June 30, 2016 and $69,944 as of December 31, 2015. The total consists of two notes from Officer/Directors.  The first note in the amount of $60,000 as of June 30, 2016 provides for interest at 12% per annum and is unsecured.  Notes payable to the Director resulted in an interest charge of $1,796 for the period ended June 30, 2016 and $16,246 accrued and unpaid at June 30, 2016.

The second note was increased by $30,557 during the current period, which increased the total note to $40,501 as of June 30, 2016.  The note is a demand note, bears interest at 12% per annum and is unsecured.  This note has accumulated and unpaid interest totaling $2,546 at June 30, 2016.  The current period interest accrued on this note was $1,498.

A related party has made loans to the Company during the last fiscal year end and during the six months ended June 30, 2016.  The balance on this note was $37,200 as of June 30, 2016 and $59,832 as of December 31, 2015.  The loan is a demand note with an interest rate of 12% per annum.  Subsequent to June 30, 2016, additional loans totaling $5,640 were made to the company by this party, which amount was added to the aforementioned demand note.

Note 5      Short Term Notes Payable

Description	June 30, 2016	December 31, 2015
Note payable - Credit line, payable to Ascentium Capital, bearing interest at 24% per annum, unsecured, paid in full in February 2016.	$-	$6,706
Note payable – Orchard Street Funding – This loan was paid off in January, 2016	-	45,240
Note payable – other bearing interest at 12% per annum, unsecured, demand note.	-	59,832
Merchant Note payable to Web Bank, borrowed 2-1-16, bearing interest at 23% per annum, unsecured, matures in March, 2017. (2)	100,293	-
Merchant Note payable to Quarterspot Lending, borrowed 6-27-16, bearing interest at 31% per annum, unsecured, matures in June, 2017. (3)	43,127	-
Total	$143,420	$111,778

During the quarter ended June 30, 2016 the Company financed operations with a loan in the amount of $150,000 from WebBank.  The note is an open credit line with interest rate of 23% maturing in March of 2017 and had a balance of $100,293 as of June 30, 2016.  A portion of the loan was used to pay off a credit loan from Orchard Street Funding in the amount of $$44,061.  This loan is personally guaranteed by an Officer of the Company.

On June 28, 2016 the Company financed operations with a loan in the amount of $43,500 from Quarterspot, a lending institution. The note is an open line with interest rate of approximately 31% maturing in June of 2017 and had a balance of $43,127 as of June 30, 2016.  This loan is not personally guaranteed by an Officer of the Company.

Note 6      Long term debt

Long term debt as of June 30, 2016 and December 31, 2015 consisted of the following:

Description	June 30, 2016	December 31, 2015
Note payable to Ascentium Capital, secured by truck, bearing interest at 9% per annum, matures in September, 2017. (1)	$6,932	$9,341
Less current portion of truck loan	(5,114)	(4,048)
Total long term debt net of current portion	$1,818	5,293

Note 7 – Convertible Debt

Description	June 30, 2016	December 31, 2015
Six convertible promissory notes, in amount ranging from$27,777 to $55,000, maturing within from one year to two years, bearing interest ranging from 5% to 12% per annum, convertible into common stock at conversion prices ranging from 35% to 60% of the lowest price in the prior 20 to 25 trading days. The Company expects all debt will be converted to common shares.	$234,777	$-
Less: debt discount	(234,777)	-
Less: conversions	-	-
Add: amortization of debt discount	52,573	-
Balance of convertible debt, net	52,573	-
Less: current portion	-	-
Long-term convertible debt, net	$52,573	$-

Debt Discount
By June 30, 2016, the Company recorded debt discounts totaling $234,777. The Company amortized debt discount of $52,573 by June 30, 2016. Debt discount consisted of the following at June 30, 2016:

	June 30, 2016	December 31, 2015
Debt discount	$234,777	$-
Accumulated amortization of debt discount	(52,573)	-
Debt discount - net	$182,204	$-

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

On April 1, 2016, the Company issued a one year $55,000 convertible promissory note to Essex Global Investment Corp. (“Essex”) which bears interest at the rate of 10% per annum on the principal sum of the outstanding (“Essex Note”).  The Company received net proceeds of $50,000 after deductions for expenses, from the Essex Note.  The Essex Note is convertible at any time after the six (6) month anniversary of the Note into shares of common stock at a conversion price equal to 55% of the lowest trade price in the 20 trading days previous to the conversion date.

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

In accordance with the Statement of Financial Accounting Standard ASC 820-10-35-37 Fair Value in Financial Instruments, Statement of Financial Accounting Standard ASC 815 Accounting for Derivative Instruments and Hedging Activities require that instruments with embedded derivative features be valued at their market values.  The Company hired a valuation consultant to value the Convertible Debentures for the derivative portion of the instruments. The Binomial model was used to value the derivative liability for the quarter ending June 30, 2016 at $677,726, with a derivative liability expense of $506,636.  The total impact to the Consolidated Statement of Operations is a negative $(506,636) that is strictly related to the possibility of conversion. If the Company retires this debt prior to maturity, the effect will be income and addition to Paid in Capital in the amount of $608,924. If these loans are carried to maturity, they will result in the issuance of 18,836,119 shares of common stock and will require no payment in cash.

Note 8   Derivative Liabilities

The Company recognized that the conversion feature embedded within its convertible debts is a financial derivative. The Generally Accepted Accounting Principles (GAAP) required that the Company’s embedded conversion option be accounted for at fair value. The following schedule shows the change in fair value of the derivative liabilities by June 30, 2016:

Description	Amount
Derivative liabilities - December 31, 2015	$-
Add fair value at the commitment date for convertible notes issued during the current year	743,467
Fair value mark to market adjustment for derivatives from the first quarter	(65,741)
Derivative liabilities - June 30, 2016	677,726
Less: current portion	590,471
Long-term derivative liabilities	$87,255

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the notes. The Company recorded derivative interest expenses for the six months ended June 30, 2016 of $271,859, amortization of debt discount interest expense of $52,573 and the total derivative discount expense of 234,777.  The total of these derivative calculations is recorded on the income statement as Derivative amortization expense of $559,209.  The actual interest accrual on the convertible notes for the quarter ended June 30 2016 was $7,931.

The Company recorded as a liability the amount of $677,726 and the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note. The Company recorded change in fair value of derivative liabilities as an expense associated with financing for the three and six month periods ended June 30, 2016 of $456,921 and $559,209, respectively.

Derivative liabilities incurred during the period ended June 30, 2016 were valued based upon the following assumptions and key inputs:

	Commitment	Re-measurement
Assumption	Date	Date
Expected dividends:	0%	0%
Expected volatility:	679%-783%	398%-640%
Expected term (years):	1-2 years	0.6-1.72 years
Risk free interest rate:	0.51%-0.87%	0.36%-0.73%

Note 9      Fair Value of Financial Instruments

The following is the major category of liabilities measured at fair value on a recurring basis as of June 30, 2016, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (level 3)

	Fair Value Measurements at June 30,2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Derivative liabilities – debt	$-	$-	677,726	677,726
Less: current portion	-	-	590,471	590,471
Long-term portion	$-	$-	87,255	87,255

Note 10      Stockholder’s Equity

Common Stock

During the Six Months period ended June 30, 2016, the Company issued 2,458,519 shares of common stock and received or credited gross proceeds of $283,660.  The expenses of offering totaled $270,253.  The net proceeds were used for working capital, corporate expenses, legal fees and public company expenses.

Options

The following table sets forth certain information regarding Option Awards as of June 30, 2016 for each executive officer of the Company who received such awards and all officers and directors as a group.  None were outstanding as of the fiscal year ended December 31, 2015 (1) (2)

Name	Number of securities underlying unexercised option exercisable	Option Exercise Price	Option Expiration Date
Charles O’Dowd	10,000,000	$0.01	January 1, 2021
All Officers and Directors as a Group	10,000,000	$0.01	January 1, 2021
(1)  No Stock Awards have been issued into the Equity Incentive Plan.
(2)  An aggregate of 450,000 Share Option Awards have been issued to 3 employees and 2 consultants of the Company at an exercise price of $0.01 per share expiring on 1/21/21.
Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period

The computation of basic and diluted loss per share at June 30, 2016 excludes the common stock equivalents from convertible debt of the following potentially dilutive securities because their inclusion would be anti-dilutive:

Common Stock Equivalents	30-Jun-16
Convertible debt	18,836,119
Total	18,836,119

 Note 11     Subsequent Events

During the period from July 1, 2016 through August 22, 2016, the Company issued 1,940,000 shares of common stock and received or credited gross proceeds of $106,832. The expenses of the offering totaled $56,066.  The net proceeds were used for working capital, corporate expenses, legal fees and public company expenses.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW

SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO SIX MONTHS ENDED JUNE 30, 2015.

Our discussion of operating results for the six months ended June 30, 2016 and June 30, 2015 are presented below with major category details of revenue and expense including the components of operating expenses.

Sales consist of photovoltaic products, electrical services and LED lighting products and installation during both periods for the three months ended June 30, 2016 and for the six months ended June 30, 2015.

Sales for the six months ended June 30, 2016 were $365,528 as compared to $620,783 for the same six months in 2015.  This is a decrease of $255,255 or 41% below the 2015 sales. The Solar sales revenue in 2016 and 2015 reflected seasonal and changing market conditions in the financing of solar installations and competition from the public utilities in the Arizona markets.  When the utilities in Arizona cancelled or substantially reduced the rebate programs, the financing or leasing companies that were able to reduce the financial requirements by accepting the rebates as partial payments were no longer able to make loans or leases that required no money down or longer terms for their finance products.  The public utilities also entered into the home solar market with deeply discounted financing. This severally reduced the opportunities for sales and reduced gross margins substantially.  Without available financing, the sales of solar products became even more difficult.  The prices of solar products were reduced in 2016 and 2015 to offset the reduction or elimination of rebates and the market has recovered from this time.  ABCO has worked diligently to overcome these changes by focusing on commercial applications and the increased interest of business and government in the LED lighting contracts.

Cost of sales was 137% of revenues in 2016 and 70% of revenues in 2015.   Gross margins were (37) % of revenue in 2016 and 30% of revenue for the six months of 2015.  During 2016 and 2015 we have been offering new products and have found our entry market prices for steel parking structures have added gross margins higher than usual because we use outside contractors for the entire projects.  Our gross profit reflects this decision and cost overruns have created these negative results.  We feel that we have made progress in entering the parking shade markets and that our gross margins will stabilize as growth lowers these margins in the future.

Total selling, general and administrative expenses were 102% of revenues in 2016 and 50% of revenues for the same period in 2015.  Net loss from operations for the six-month period ended June 30, 2016 was $(563,166) including interest expense on normal debt of (54,859) as compared to the net loss of $(157,629) from operations for the same six-month period ended June 30, 2015.  Our other expenses for this period were higher by $584,361 than the comparative period in 2015. The interest expense during the period ended June 30, 2016 has expanded by $25,152 greater than in the period ended June 30, 2015 due mostly to the working capital provision of merchant loans and convertible debt.  This combination of factors increased the operating loss for the period ending June 30, 2016. Since our year to date revenues are lower than the previous year, this resulted in higher operating expenses as a percentage of total revenue.

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

STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

During the six months ended June 30, 2016 our net cash used by operating activities was $(491,970) and comparatively the net cash used by operating activities in the six months ended June 30, 2015 was $(87,238).  Net cash used by operating activities in the period ended June 30, 2016 consisted primarily of net loss from operations of $(1,122,375) for 2016 as compared to $(157,629) for 2015.  Depreciation adjustments were of non-cash expenses were $6,675 and $8,573 for each year respectively.  The Company experienced a decrease in accounts payable of $(44,901) and an increase of $137,196 for the year ended June 30, 2015.  This is primarily due to the Company’s ability apply cash receipts from investors and operations to pay past and current creditors 2016 period. We also incurred substantial expenses and cost overruns for the commercial projects sold during the period ended June 30, 2016.  Accounts receivable decreased by $173,321 during the period ended June 30, 2016 as compared to December 31, 2015 due to collections from commercial projects at the end of the period.

Net cash provided or (used) for investing activities for the periods ended June 30, 2016 and 2015 was $2,165 and $(563) respectively due to receipt of principal on leases and equipment acquisitions.

Net cash provided by financing activities for the periods ended June 30, 2016 and 2015 was $467,972 and $79,010 respectively. Net cash provided by financing activities for 2016 and 2015 resulted primarily from the sale of common stock, loans from a financial institution and loans from a Director.  Derivative portion of convertible debt accounted for charges to income for future changes in value of the underlying stock in the amount of $234,777 and an increase in liabilities of $730,299 for the period ended June 30, 2016.  None of this expense will be realized if this debt is retired before maturity.  The total debt received in the current period from loans is $334,177.  In addition, cash received from billings in excess of costs on commercial projects totaled $120,388.  Any future conversions will increase the number of shares outstanding and the Stockholders Equity by the amount of the original investment. Management intends to retire these notes before maturity.

THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO THREE MONTHS ENDED JUNE 30, 2015.

Our discussion of operating results for the three months ended June 30, 2016 and June 30, 2015 are presented below with major category details of revenue and expense including the components of operating expenses.

Sales consist of photovoltaic products, electrical services and LED lighting products and installation during both periods for the three months ended June 30, 2016 and for the three months ended June 30, 2015.

Sales for the three months ended June 30, 2016 were $135,333 as compared to $476,311 for the same three months in 2015.  This is a decrease of $(340,978) or 72% below the 2015 sales. The Solar sales revenue in 2016 and 2015 reflected seasonal and changing market conditions in the financing of solar installations and competition from the public utilities in the Arizona markets.  When the utilities in Arizona cancelled or substantially reduced the rebate programs, the financing or leasing companies that were able to reduce the financial requirements by accepting the rebates as partial payments were no longer able to make loans or leases that required no money down or longer terms for their finance products.  This severally reduced the opportunities for sales and reduced gross margins substantially. The public utilities also entered into the home solar market with deeply discounted financing.  Without available financing, the sales of solar products became even more difficult.  The prices of solar products were reduced in 2016 and 2015 to offset the reduction or elimination of rebates and the market has recovered from this time, although gross margins have suffered dramatically.  ABCO has worked diligently to overcome these changes by focusing on commercial applications and the increased interest of business and government in the LED lighting contracts.

Cost of sales was 225% of revenues in 2016 and 66% of revenues in 2015.   Gross margins were (126) % of revenue in 2016 and 34% of revenue for the three months of 2015.  During 2016 and 2015 we have been offering new products and have found our entry market prices for steel parking structures have added gross margins higher than usual because we use outside contractors for the entire projects.  Our gross profit reflects this decision.  We feel that we have made progress in entering the parking shade markets and that our gross margins will stabilize as growth lowers these margins in the future.

Total selling, general and administrative expenses were 140% of revenues in 2016 and 33% of revenues for the same period in 2015.  Net loss for the three month period ended June 30, 2016 was $(842,402) as compared to the net loss of $(16,630) for the same three month period ended June 30, 2015.  Our operating expenses for this period were higher by $30,575 than the comparative period in 2015. The interest expense during the period ended June 30, 2016 has expanded by $6,807 greater than in the period ended June 30, 2015 due mostly to the working capital provision of merchant loans and convertible debt.  This combination of factors increased the operating loss for the period ending June 30, 2016 by $(362,044) as compared to June 30, 2015.  The recording of the accrued derivative liability and discount amortization resulted in a charge of $456,921 for the three month period.  Since our year to date revenues are lower than the previous year, this resulted in higher operating expenses as a percentage of total revenue.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements have been for carrying cost of accounts receivable after completion of contracts.  The industry habitually requires the solar contractor to wait for the utility approval in order to be paid for the contracts. This process can easily exceed 90 days and sometimes requires the contractor to pay all or most of the cost of the project without assistance from suppliers. Our working capital at June 30, 2016 was $(1,226,244) and it was $(213,664) at December 31, 2015.  This decrease of $(1,012,580) was primarily due to losses from operations during the period ended June 30, 2016 and adjustments for possible future losses on derivative conversions.  Bank financing has not been available to the Company but we have been able to increase our credit lines with our suppliers because of good credit.  There are no material covenants on our credit lines, normally due in 30 days, since they are standard in the industry and the balances vary on a daily basis. Most are personally guaranteed by the Officer of the Company.

We have been able to borrow an additional $30,558 from one of our Directors to increase working capital during the period ended June 30, 2016 bringing the total borrowed from Directors and officers to $137,702. There are no existing agreements or arrangement with any Director to provide additional funds to the Company.  These loans from Directors and Officers are owed $18,792 in accrued interest at June 30, 2016.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Not Applicable to Smaller Reporting Companies.

Item 4.     Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman/CEO and the Chief Financial Officer concluded that our disclosure controls and procedures are not currently effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings. The Company is attempting to expand such controls and procedures, however, due to a limited number of resources the complete segregation of duties is not currently in place.

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

Item 1A.  Risk Factors

Not Applicable.

Item 2.     Unregistered Sale of Equity Securities and Use of Proceeds

During the six month period ended June 30, 2016 the Company issued 2,458,519 shares of common stock and received or credited gross proceeds of $283,660.  The expenses of offering totaled $270,253.  The net proceeds were used for working capital, corporate expenses, legal fees and public company expenses.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures.

Not Applicable

Item 5.     Other Information

Not Applicable

Item 6.     Exhibits

Exhibits Index

10(a)	12% $40,000 Convertible Note dated March 16, 2016 (1)
10(b)	8% $25,000 Convertible Note dated March 23, 2016 (1)
10(c)	10% $55,000 Convertible Note dated April 1, 2016 (2)
10(d)	5% $42,000 Convertible Note dated April 5, 2016 (2)
10(e)	10% $40,000 Convertible Note dated May 3, 2016 (2)
10(f)	8% $30,000 Convertible Note dated May 6, 2016 (2)
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Presentation Linkbase Document
 ________________________
(1)	Previously filed with the Company’s Form 10-K, File No. 000-55235, filed with the Commission on April 11, 2016, and incorporated herein by this reference.
(2)	Previously filed with the Company’s Form 10-Q, File No. 000-55235, filed with the Commission on May 20, 2016 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

August 22, 2016

ABCO ENERGY, INC

/s/ Charles O’Dowd
Charles O’Dowd
Title: President &
Chief Executive Officer (CEO)

/s/ Charles O’Dowd
Charles O’Dowd
Chief Financial Officer (CFO)
Principal Accounting Officer (PAO)