Form 10-Q
period 2016-09-30
ABCO Energy, Inc.
filed 2016-11-21
CIK 1300938

As Filed with the Securities and Exchange Commission on November 21, 2016	File No: 000-55235

United States
Securities and Exchange Commission
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 2016

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

As of November 16, 2016 we had 217,866,385 shares of common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.     Financial Statements
ABCO ENERGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2016

ABCO ENERGY, INC.
 CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash	$16,484	$40,035
Accounts receivable on completed projects	40,091	39,100
Accounts receivable on construction work in process	137,109	252,339
Inventory	46,327	51,255

Total Current Assets	240,011	382,729
Fixed Assets
Vehicles, office furniture & equipment – net of accumulated depreciation	32,625	42,511
Other Assets
Investment in long term leases	12,204	12,689
Security deposits	3,100	4,945

Total Other Assets	15,304	17,634

Total Assets	$287,940	$442,874

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$428,545	$410,623
Equipment loan - current portion	5,683	4,048
Derivative liability on convertible debt	332,517	-
Convertible notes payable net of discount	102,476
Billing in excess of cost and estimated earnings on projects in process	225,987	-
Merchant loans	160,754	111,778
Notes payable – related parties	140,082	69,944

Total Current Liabilities	1,396,044	596,393

Long term portion of equipment financing	-	5,292
Long-term derivative liabilities	43,358	-
Convertible notes payable net of discount	6,649	-
Long Term Debt- net of current portion	50,007	5,292

Total Liabilities	1,446,051	601,685

Stockholders’ Deficit
Common stock, 500,000,000 shares authorized, $0.001 par value, 41,065,898 and 30,621,065 outstanding at September 30, 2016 and December 31, 2015 respectively.	41,066	30,621
Additional paid in capital	1,926,640	1,827,411
Accumulated deficit	(3,125,817)	(2,016,843)
Total Stockholders’ Deficit	(1,158,111)	(158,811)

Total Liabilities and Stockholders’ Deficit	$287,940	$442,874

See accompanying notes to the unaudited consolidated financial statements.

ABCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues	$146,547	$610,317	$512,075	$1,231,100
Cost of Sales	119,062	119,783	619,551	555,414
Gross Profit	27,485	490,534	(107,476)	675,686
Operating Expenses:
Selling, General & Administrative	188,860	190,674	562,206	516,521
Income (Loss) from operations	(161,375)	299,860	(669,682)	159,165
Other expenses
Interest on notes payable	(38,393)	(14,855)	(93,252)	(44,562)
Amortization of debt discount	(65,741)		(118,314)
Derivative valuation interest expense	278,910	-	(227,726)	-
Net (loss) earnings	$13,401	$285,005	$(1,108,974)	$114,603
Net (loss) earnings per share (Basic and fully diluted)	$0.01	$0.01	$(0.01)	$0.01

Weighted average number of common shares used in the calculation	37,072,741	26,970,048	35,843,482	26,319,112

See accompanying notes to the financial statements.

ABCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	For the Nine Months Ended
	September 30, 2016	September 30, 2015
Cash Flows from Operating Activities:
Net Loss for the period	$(1,108,974)	$114,603
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	9,886	12,773
Accrual of interest expense on derivative valuation	375,875	-
Increase (decrease) in accounts receivable on completed projects	(991)	(123,461)
Decrease in accounts receivable on in-completed projects	115,230
Change in inventory	4,928	4,685
Proceeds from billings in excess of costs on projects	225,987
Increase (decrease) in accounts payable & accrued expenses	17,922	(135,852)
Net cash used in operating activities	(360,137)	(127,252)

Cash Flows from Investing Activities:
Acquisition of equipment	-	(859)
Principal payments from long term leases	485	448
Product and lease deposits	1,845	900
Net cash provided by investing activities	2,330	489

Cash Flows from Financing Activities:
Loans from director and other related parties	70,138	8,000
Loans from financial institution - net of payments on principal	48,976	(23,660)
Proceeds from convertible notes derivative valuation	109,125
Proceeds from common stock issuances – net of expenses	106,017	195,443
Net cash provided by financing activity	334,256	179,783

Net Increase (Decrease) in cash	(23,551)	53,020
Cash at the Beginning of the Period	40,035	25,104
Cash at the End of the Period	$16,484	$78,124

Supplemental Disclosure:
Cash paid for interest	$93,252	$44,562
Consulting fees paid with common stock – at market value	$15,000	$232,500
Income taxes paid	$-	$-

See accompanying notes to unaudited consolidated financial statements.

ABCO ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(UNAUDITED)

Note 1      Overview and Description of the Company

ABCO Energy, Inc. was organized on July 29, 2004 and operated until July 1, 2011 as Energy Conservation Technologies, Inc. (ENYC).  On July 1, 2011 ENYC entered into a share exchange agreement (SEA) with ABCO Energy and acquired all of the assets of ABCO.  ENYC changed its name to ABCO Energy, Inc. on October 31, 2011.  The Company is in the Photo Voltaic (PV) solar systems industry, sells energy efficient lighting (LED) and is an electrical product and services supplier.

The Company prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles in the United States. However, the Company has recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first Nine Months of 2016. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2015. The income statement for the Nine Months ended September 30, 2016 cannot necessarily be used to project results for the full year.

Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Note 2      Summary of Significant Accounting Policies

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale date of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

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

Note 3      Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company incurred accumulated net losses from inception through the period ended September 30, 2016 of $(3,125,817).  In addition, the Company’s development activities since inception have been financially sustained through capital contributions from shareholders.

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

Note 4      Note Payable – Officers and Directors

Related party notes payable as of September 30, 2016 and December 31, 2015 consists of the following:

Description	September 30, 2016	December 31, 2015
Notes payable – officers and directors bearing interest at 12% per annum, unsecured, demand notes.	$100,501	$69,944
Note payable – other bearing interest at 12% per annum, unsecured, demand note.	39,581	-
Total	$140,082	$69,944

Officers, directors and other related individual’s loans are demand notes totaling $140,082 as of September 30, 2016 and $69,944 as of December 31, 2015. The total consists of two notes from Officer/Directors.

The first note in the amount of $60,000 provides for interest at 12% per annum and is unsecured.  This note resulted in an interest charge of $1,815 for current period and $18,061 accrued and unpaid at September 30, 2016.

The second note was increased by $30,557 during the current period, which increased the total note to $40,501 as of September 30, 2016.  The note is an unsecured demand note and bears interest at 12% per annum. This note resulted in an interest charge of $1,225 for the current period and $3,772 accrued and unpaid at September 30, 2016. An additional loan of $33,000 was made by this officer in October, 2016.

The third note is from a related party and has a current balance of $39,581 as of September 30, 2016.  The note is an unsecured demand note and bears interest at 12% per annum. This note resulted in an interest charge of $1,200 for the current period and $4,096 accrued and unpaid at September 30, 2016.

Note 5      Short Term Notes Payable

Description	September 30, 2016	December 31, 2015
Note payable - Credit line, payable to Ascentium Capital, bearing interest at 24% per annum, unsecured, paid in full in February 2016.	$-	$6,706
Note payable – Orchard Street Funding – This loan was paid off in January, 2016	-	45,240
Note payable – other bearing interest at 12% per annum, unsecured, demand note.	-	59,832
Merchant Note payable to Web Bank, borrowed 2-1-16, bearing interest at 23% per annum, unsecured, matures in March, 2017. (2)	85,256	-
Merchant Note payable to Quarterspot Lending, borrowed 6-27-16, bearing interest at 31% per annum, unsecured, matures in September, 2017. (3)	38,360	-
Merchant note payable to Premier Capital Funding, borrowed 7-12-16, bearing interest at 29% per annum, unsecured, maturing November 28, 2016. (4)	37,138
Total	$160,754	$111,778

On February 1, 2016, the Company financed operations with a loan in the amount of $150,000 from WebBank.  The note is an open credit line with interest rate of 23% maturing in March of 2017.  A portion of the loan was used to pay off a credit loan from Orchard Street Funding in the amount of $$44,061.  On August 22, 2016, the Company ceased making payments on this loan and at September 30, 2016 the Company owed $82,010 in principal and accrued interest of $3,246 for a total balance due of $85,256. This loan is personally guaranteed by an Officer of the Company. No default notice has been received by the Company on the loan as of November  16, 2016.

On June 28, 2016, the Company financed operations with a loan in the amount of $43,500 from Quarterspot, a lending institution. The note is an open line with interest rate of approximately 31% maturing in September of 2017. On August 22, 2016, the Company ceased making payments on this loan.  As of September 30, 2016, the Company owed $36,097 in principal and accrued interest of $2,263, resulting in a balance of $38,360.  This loan is not personally guaranteed by an Officer of the Company.  No default notice has been received by the Company on the loan as of November 16, 2016.

On July 12, 2016, the Company financed operations with a loan in the amount of $45,000 from Premier Capital Funding, LLC, a lending institution. The note is an open line with interest rate of approximately 29% maturing in November 28, 2016. On August 22, 2016, the Company ceased making payments on this loan.  The Company owed $35,363 in principal and accrued interest of $1,815 and had a total balance of $37,178 as of September 30, 2016.  This loan is personally guaranteed by an Officer of the Company.  No default notice has been received by the Company on the loan as of November 16, 2016.

As indicated above, on August 22, 2016, the Company ceased payments on all three of the above notes and has been negotiating more favorable payment arrangements and payoff consolidation of this debt.  If the Company is not successful in this process the note holders may take legal action to collect to collect their respective debt against the Company and/or its officers.

Note 6      Long term debt

Long term debt as of September 30, 2016 and December 31, 2015 consisted of the following:

Description	September 30, 2016	December 31, 2015
Note payable to Ascentium Capital, secured by truck, bearing interest at 9% per annum, matures in September, 2017. (1)	$5,682	$9,340
Less current portion of truck loan	(5,682)	(4,048)
Total long term debt net of current portion	$0	5,292

Note 7 – Convertible Debt

Description	September 30, 2016	December 31, 2015
Six convertible promissory notes, in amount ranging from$27,777 to $55,000, maturing within from one year to two years, bearing interest ranging from 5% to 12% per annum, convertible into common stock at conversion prices ranging from 35% to 60% of the lowest price in the prior 20 to 25 trading days. The Company expects all debt will be converted to common shares.	$234,777	$-
Less: debt discount	(234,777)	-
Less: conversions	(9,189)	-
Add: amortization of debt discount	118,314	-
Balance of convertible debt, net	109,125	-
Less: current portion	102,476	-
Long-term convertible debt, net	$6,649	$-

Debt Discount

During the nine months ended September 30, 2016, the Company recorded debt discounts totaling $234,777 and amortized debt discount of $118,314 resulting in the following net discount at September 30, 2016:

	September 30, 2016	December 31, 2015
Debt discount	$234,777	$-
Accumulated amortization of debt discount	(118,314)	-
Debt discount - net	$116,463	$-

On March 23, 2016, the Company issued a two year $250,000 convertible promissory note to JMJ Financial, a Nevada sole proprietorship which bears interest at the rate of 12% per annum on the principal sum of the outstanding (“JMJ Note”).   The Company drew down $25,000 on March 23, 2016.  The $25,000 JMJ Note was converted into an aggregate of 12,688,015 shares of common stock through several conversions in October, 2016 and was considered paid in full on November 2, 2016.

On March 25, 2016, the Company received net proceeds of $35,000 after expenses, for a one (1) year $40,000 face amount of 8% Convertible Note in favor of EMA Financial, LLC (“EMA Note”).  The EMA Note was converted into an aggregate of 43,444,952 shares of common stock through several conversions in October and November, 2016 and was considered paid in full on November 3, 2016.

On April 1, 2016, the Company issued a one year $55,000 convertible promissory note to Essex Global Investment Corp. (“Essex”) which bears interest at the rate of 10% per annum on the principal sum of the outstanding (“Essex Note”).  The Essex Note was converted into an aggregate of 25,648,486 shares of common stock through several conversions in October and November, 2016 and was considered paid in full as of November 4, 2016.

On April 5, 2016, the Company received net proceeds of $33,300 after expenses, from a one (1) year $42,000 face amount of 5% Convertible Note in favor of Crown Bridge Partners, LLC (“CBP Note”).  The CBP Note was converted into an aggregate of 64,169,000 shares of common stock through several conversions in October and November, 2016 and was considered paid in full as of  November  16, 2016.

On May 4, 2016, the Company received net proceeds of $33,750 after expenses, from a nine [9] month $40,000 face amount of 10% Convertible Note in favor of Auctus Fund, LLC (“AFL Note”).  The AFL Note was partially converted into an aggregate of 15,042,000 shares of common stock through several conversions in October and November, 2016 with a  principal balance  of  $23,989.00 remaining unpaid as of  November  16, 2016.

On May 9, 2016, the Company entered into an agreement with Adar Bays, LLC a Florida Limited Company (Adar), with respect to a private investment up to $60,000 of the convertible debt securities with a 9 month term.  The $60,000 convertible debt is comprised of a $30,000 front-end note and one $30,000 back-end note.  The principal and accrued interest under the notes will be convertible into shares of common stock of the Company. The Company does not intend to take down the back-end note. As of September 30, 2016, the Company had borrowed $30,000 against the front-end note and no additional funds were borrowed from Adar. The Adar note was partially converted into an aggregate of 4,242,424 shares of common stock through several conversions in October and November, 2016  with a principal balance remaining of $23,000.00 as of  November 16, 2016.

In accordance with the Statement of Financial Accounting Standard ASC 820-10-35-37 Fair Value in Financial Instruments, Statement of Financial Accounting Standard ASC 815 Accounting for Derivative Instruments and Hedging Activities require that instruments with embedded derivative features be valued at their market values.  The Company hired a valuation consultant to value the Convertible Debentures for the derivative portion of the instruments. The Binomial model was used to value the derivative liability for the nine months period ending September 30, 2016 at $743,467, with a derivative liability adjustment to $375,875 as of September 30, 2016 including two conversions totaling $23,141.  The total impact to the Consolidated Statement of Operations for the period ending September 30, 2016 is a negative $(346,040). The long term portion of this derivative liability is $43,358.

Note 8   Derivative Liabilities

The Company recognized that the conversion feature embedded within its convertible debts is a financial derivative. The Generally Accepted Accounting Principles (GAAP) required that the Company’s embedded conversion option be accounted for at fair value. The following schedule shows the change in fair value of the derivative liabilities by September 30, 2016:

Description	Amount
Derivative liabilities - December 31, 2015	$-0-
Add fair value at the commitment date for convertible notes issued during the current year	743,467
Fair value mark to market adjustment for derivatives from the first quarter	(344,451)
Reduce fair value due to conversions	(23,141)
Derivative liabilities - September 30, 2016	375,875
Less: current portion	332,517
Long-term derivative liabilities	$43,358

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the notes. The Company recorded derivative interest expenses for the nine months ended September 30, 2016 of $227,726 after adjustments mentioned above and the total derivative discount liability of $485,000.  The actual interest accrual on the convertible notes for the quarter ended September 30 2016 was $$4,670.

The Company recorded as a liability the amount of $743,467 and the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note. The Company recorded change in fair value of derivative liabilities as an expense associated with financing for the three and nine month periods ended September 30, 2016 of $346,040 and $(213,169), respectively.

Derivative liabilities incurred during the period ended September 30, 2016 were valued based upon the following assumptions and key inputs:

	Commitment	Re-measurement
Assumption	Date	Date
Expected dividends:	0%	0%
Expected volatility:	679%-783%	264%-660%
Expected term (years):	1-2 years	0.34-1.72 years
Risk free interest rate:	0.51%-0.87%	0.29%-0.73%

Note 9      Fair Value of Financial Instruments

The following is the major category of liabilities measured at fair value on a recurring basis as of September 30, 2016, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (level 3)

	Fair Value Measurements at September 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Derivative liabilities – debt	$-	$-	$375,875	$375,875
Less: current portion	-	-	332,517	332,517
Long-term portion	$-	$-	$43,358	$43358

Note 10      Stockholder’s Equity

Common Stock

During the Nine Months period ended September 30, 2016, the Company issued 10,444,033 shares of common stock and received or credited gross proceeds of $474,700.  The expenses of offering totaled $282,731.  The net proceeds in the amount of $193,641 were used for working capital, corporate expenses, legal fees and public company expenses.

Options

The following table sets forth certain information regarding Option Awards as of September 30, 2016 for each executive officer of the Company who received such awards and all officers and directors as a group.  None were outstanding as of the fiscal year ended December 31, 2015 (1) (2)

Name	Number of securities underlying unexercised option exercisable	Option Exercise Price	Option Expiration Date
Charles O’Dowd	4,000,000	$0.01	January 1, 2021
All Officers and Directors as a Group	4,000,000	$0.01	January 1, 2021

(1)  An aggregate of 6,200,000 stock awards are outstanding under the Equity Incentive Plan as of November 14, 2016.

(2)  An aggregate of 450,000 Share Option Awards have been issued to 3 employees and 2 consultants of the Company at an exercise price of $0.01 per share expiring on 1/21/21.

Earnings (loss) per share calculation

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period

The computation of basic and diluted loss per share at September 30, 2016 excludes the common stock equivalents from convertible debt of the following potentially dilutive securities because their inclusion would be anti-dilutive:

September 30, 2016
Convertible debt	16,764,294

Note 11     Subsequent Events

During the period from October 1, 2016 through November 16, 2016, the Company issued 12,316,070 shares of common stock and received or credited gross proceeds of $224,640. The expenses of the offering totaled $119,303.  The net proceeds were used for working capital, corporate expenses, legal fees and public company expenses.

On September 2, 2016, the Company entered into a Consulting Agreement [“CA”]  with Benchmark Advisory Partners (“Consultant”) which became effective  on September 30, 2016 and which  provides for Consultant to perform financial and business consulting services and other related activities, including, but not limited to, the introduction to the Company of public company services, capital resources, investor relation resources and legal and accounting services who may be of able to provide equity and debt financing. The CA has a six month term expiring on March 31, 2016.  In consideration for rendering such services, on September 30, 2016, Consultant was paid a consulting fee consisting of 1,500,000 restricted shares of common stock.

Effective September 30, 2016, the Company entered into a Consulting Agreement (“CA”) with Joshua Tyrell (“Tyrell”) which provides for Tyrell to assist in various business development activities on behalf of the Company, including but not limited to realizing new business opportunities.  In consideration for rendering such services, Tyrell was issued 1,500,000 free trading shares of Company common stock.  The CA has a six month term expiring on March 31, 2017.  On November 7, 2016, the CA was amended to provide for the payment of an additional 6,300,000 free-trading shares to Tyrell for services rendered due to the huge trading volume of the derivative conversions and to extend the term of the CA to nine (9) months

From  October 7, 2016 through November 16, 2016, the Company issued an aggregate of 165,234,417 shares of its common stock upon conversions of six  different convertible notes at conversion prices ranging from $0.0015 to $0.0047 per share.  These issuances increased the number of outstanding shares to 217,866,385 shares at November 16, 2016. As a result of such issuances, four [4] of the notes were deemed paid in full. The total remaining principle amount of all convertible note debt outstanding at November 16, 2016 after all such conversions was approximately $46,989.00.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW

NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2015.

Our discussion of operating results for the Nine months ended September 30, 2016 and September 30, 2015 are presented below with major category details of revenue and expense including the components of operating expenses.

Sales consist of photovoltaic products, electrical services and LED lighting products and installation during both periods for the three months ended September 30, 2016 and for the Nine months ended September 30, 2015.

Sales for the nine months ended September 30, 2016 were $512,075 as compared to $1,231,100 for the same nine months in 2015.  This is a decrease of $719,025 or 58% below the 2015 sales. The Solar sales revenue in 2016 and 2015 reflected seasonal and changing market conditions in the financing of solar installations and competition from the public utilities in the Arizona markets.  When the utilities in Arizona cancelled or substantially reduced the rebate programs, the financing or leasing companies that were able to reduce the financial requirements by accepting the rebates as partial payments were no longer able to make loans or leases that required no money down or longer terms for their finance products.  The public utilities also entered the home solar market with deeply discounted financing and have become our largest competitor. This severally reduced the opportunities for sales and reduced gross margins substantially.  Without available financing, the sales of solar products became even more difficult.  The prices of solar products were reduced in 2016 and 2015 to offset the reduction or elimination of rebates and the market has recovered from this time.  ABCO has worked diligently to overcome these changes by focusing on commercial applications and the increased interest of business and government in the LED lighting contracts.

Cost of sales was 121% of revenues in 2016 and 45% of revenues in 2015.   Gross margins were (21) % of revenue in 2016 and 65% of revenue for the Nine months of 2015.  During 2016 and 2015 we have been offering new products and have found our entry market prices for steel parking structures have added gross margins higher than usual because we use outside contractors for the entire projects.  Our gross profit reflects this decision and cost overruns have created these negative results.  We feel that we have made progress in entering the parking shade markets and that our gross margins will stabilize as growth lowers these margins in the future.

Total selling, general and administrative expenses were 110% of revenues in 2016 and 42% of revenues for the same period in 2015.  Net loss from operations for the nine month period ended September 30, 2016 was $(669,682) not including interest expense on all debt of $(93,252) as compared to the net income of $159,165 from operations for the same nine month period ended September 30, 2015.  Our other expenses for this period were higher by $394,73005 than the comparative period in 2015 due to the accrual of $227,726 of derivative interest liability for convertible debt and amortization of discount on convertible debt equal to $118,514. The interest expense during the period ended September 30, 2016 has expanded by $48,690 greater than in the period ended September 30, 2015 due mostly to the working capital provision of merchant loans and convertible debt.  This combination of factors increased the operating loss for the period ending September 30, 2016. Since our year to date revenues are lower than the previous year, this resulted in higher operating expenses as a percentage of total revenue.

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

The cash flow statement reflects a firm’s liquidity.
The balance sheet is a snapshot of a firm’s financial resources and obligations at a single point in time.
The income statement summarizes a firm’s financial transactions over an interval of time.

These last two financial statements reflect the accrual basis accounting used by firms to match revenues with the expenses associated with generating those revenues.

The cash flow statement includes only inflows and outflows of cash and cash equivalents; it excludes transactions that do not directly affect cash receipts and payments. These non-cash transactions include depreciation or write-offs on bad debts or credit losses to name a few. The cash flow statement is a cash basis report on Nine types of financial activities: operating activities, investing activities, and financing activities. Non-cash activities are usually reported in footnotes.

The cash flow statement is intended to:
1.	Provide information on a firm’s liquidity and solvency and its ability to change cash flows in future circumstances
2.	Provide additional information for evaluating changes in assets, liabilities and equity
3.	Improve the comparability of different firms’ operating performance by eliminating the effects of different accounting methods
4.	Indicate the amount, timing and probability of future cash flows

The cash flow statement has been adopted as a standard financial statement because it eliminates allocations, which might be derived from different accounting methods, such as various timeframes for depreciating fixed assets.

STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

During the Nine months ended September 30, 2016 our net cash used by operating activities was $(360,137) and comparatively the net cash used by operating activities in the nine months ended September 30, 2015 was $(127,252).  Net cash used by operating activities in the period ended September 30, 2016 consisted primarily of net loss from operations of $(1,108,974) for 2016 as compared to an income of $114,603 for 2015.  Derivative accrual accounted for $375,875 of this expense for the nine month period. Depreciation adjustments were of non-cash expenses were $9,886 and $8,573 for each year respectively.  The Company experienced an increase in accounts payable of $17,922 and a decrease of $135,352 for the year ended September 30, 2016 and 2015 respectively. In addition, cash received from billings in excess of costs on projects totaled $225,987. We also incurred substantial expenses and cost overruns for the commercial projects sold during the period ended September 30, 2016 as reflected in the nine months financial statements cost of sales.  Accounts receivable on contacts in process decreased by $115,230 during the period ended September 30, 2016 as compared to December 31, 2015 due to collections from commercial projects at the end of the period.

Net cash provided or (used) for investing activities for the periods ended September 30, 2016 and 2015 was $2,330 and $480 respectively due to receipt of principal on leases and equipment acquisitions.

Net cash provided by financing activities for the periods ended September 30, 2016 and 2015 was $334,256 and $179,783 respectively. Net cash provided by financing activities for 2016 and 2015 resulted primarily from the sale of common stock, loans from a financial institution and loans from a Director.  Proceeds from convertible notes accounted for $109,125 change to cash flow from financing activities. The total convertible debt received in the current nine month period  was $234,777,, as well as  $48,976 of institutional debt and $70,138 from officers and other related parties during the same period.   Any future conversions will increase the number of shares outstanding and the Stockholders Equity by the amount of the original investment.

THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2015.

Our discussion of operating results for the three months ended September 30, 2016 and September 30, 2015 are presented below with major category details of revenue and expense including the components of operating expenses.

Sales consist of photovoltaic products, electrical services and LED lighting products and installation during both periods for the three months ended September 30, 2016 and for the three months ended September 30, 2015.

Sales for the three months ended September 30, 2016 were $146,547 as compared to $610,317 for the same three months in 2015.  This is a decrease of $(463,770) or 76% below the 2015 sales. The Solar sales revenue in 2016 and 2015 reflected seasonal and changing market conditions in the financing of solar installations and competition from the public utilities in the Arizona markets.  When the utilities in Arizona cancelled or substantially reduced the rebate programs, the financing or leasing companies that were able to reduce the financial requirements by accepting the rebates as partial payments were no longer able to make loans or leases that required no money down or longer terms for their finance products.  This severally reduced the opportunities for sales and reduced gross margins substantially. The public utilities also entered the home solar market with deeply discounted financing and became the company’s largest competitor.  Without available financing, the sales of solar products became even more difficult.  The prices of solar products were reduced in 2016 and 2015 to offset the reduction or elimination of rebates and the market has recovered from this time, although gross margins have suffered dramatically.  ABCO has worked diligently to overcome these changes by focusing on commercial applications and the increased interest of business and government in the LED lighting contracts.

Cost of sales was 70% of revenues in 2016 and 19% of revenues in 2015.   Gross margins were 19% of revenue in 2016 and 81% of revenue for the three months of 2015.  During 2016 and 2015 we have been offering new products and have found our entry market prices for steel parking structures have added gross margins higher than usual because we use outside contractors for the entire projects.  Our gross profit reflects this decision.  We feel that we have made progress in entering the parking shade markets and that our gross margins will stabilize as growth lowers these margins in the future.

Total selling, general and administrative expenses were 129% of revenues in 2016 and 31% of revenues for the same period in 2015.  Net loss from operations for the three month period ended September 30, 2016 was $(161,375) as compared to the net income of $299,860 for the same three month period ended September 30, 2015.  Our operating expenses for this period were lower by $1,814 than the comparative period in 2015. The interest expense during the period ended September 30, 2016 has expanded by $23,538 greater than in the period ended September 30, 2015 due mostly to the working capital provision of merchant loans and convertible debt.  Since our year to date revenues are lower than the previous year, this resulted in higher operating expenses as a percentage of total revenue.  Net income was $13,401 and $285,005 the three month period ended September 30, 2016 and 2015 respectfully, however, the 2016 period was affected by a reversal of $278,910 in derivative liability interest accrual expense.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements have been for carrying cost of accounts receivable after completion of contracts.  The industry habitually requires the solar contractor to wait for the utility approval to be paid for the contracts. This process can easily exceed 90 days and sometimes requires the contractor to pay all or most of the cost of the project without assistance from suppliers. Our working capital at September 30, 2016 was $(1,156,033) and it was $(213,664) at December 31, 2015.  This decrease of $(942,369) was primarily due to losses from operations during the period ended September 30, 2016 and adjustments for possible future losses on derivative conversions of $485,000.  Bank financing has not been available to the Company but we have been able to increase our credit lines with our suppliers because of good credit.  There are no material covenants on our credit lines, normally due in 30 days, since they are standard in the industry and the balances vary on a daily basis. Most are personally guaranteed by the Officer of the Company.

We have been able to borrow an additional $70,138 from one of our Directors and other related parties to increase working capital during the period ended September 30, 2016 bringing the total borrowed from Directors, officers and others related parties to $140,082. There are no existing agreements or arrangement with any Director to provide additional funds to the Company.  These loans from Directors, Officers and other related parties are owed $25,928 in accrued interest at September 30, 2016.

PLAN OF OPERATIONS

Based on our current financial position, we cannot anticipate whether we will not have sufficient working capital to sustain operations for the next year if we do not raise additional capital.  We will not however, be able to reach our goals and projections for multistate expansion without a cash infusion.   We have been able to raise sufficient capital to sustain operations through the sale of our common shares and we have incurred substantial increases in debt from our trade creditors in the normal course of business.   Management will not expand the business until adequate working capital is provided.  Our ability to maintain sufficient liquidity is dependent on our ability to attain profitable operations or to raise additional capital. We have no anticipated timeline for obtaining neither additional financing nor the expansion of our business.  We will continue to keep our expenses as low as possible and keep our operations in line with available working capital as long as possible.  There is no guarantee that the Company will be able to obtain adequate capital from any sources, or at all.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Not Applicable to Smaller Reporting Companies.

Item 4.     Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including the Company’s Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms. Based upon that evaluation, the Chairman/CEO and the Chief Financial Officer concluded that our disclosure controls and procedures are currently effective in timely alerting them to material information relating to the Company required to be included in the Company’s period SEC filings.

(b) Changes in Internal Control.

Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no changes necessary in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

(c) Limitations.

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. However, we believe that our disclosure controls and procedures are designed to provide reasonable assurance of achieving this objective. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 1A.  Risk Factors

Not Applicable.

Item 2.     Unregistered Sale of Equity Securities and Use of Proceeds

During the nine-month period ended September 30, 2016 the Company issued 10,444,833 shares of common stock and received or credited gross proceeds of $537,030.  The expenses of offering totaled $281,059.  The net proceeds of $255,971 were used for working capital, corporate expenses, legal fees and public company expenses.

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

November 21, 2016

ABCO ENERGY, INC

/s/ Charles O’Dowd
Charles O’Dowd
Title: President &
Chief Executive Officer (CEO)

/s/ Charles O’Dowd
Charles O’Dowd
Chief Financial Officer (CFO)
Principal Accounting Officer (PAO)