Form 10-K
period 2016-12-31
ABCO Energy, Inc.
filed 2017-04-17
CIK 1300938

As filed with the Securities and Exchange Commission on April 17, 2017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.)  Yes ☐   No ☒

As of April 1, 2017, the aggregate market value of common stock held by non-affiliates was approximately $352,246 using the closing price on that day of $.0085.

As of April 1, 2017, there were 41,440,626 shares of registrant’s common stock outstanding.

PART I

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K.  Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

This Annual Report on Form 10-K includes the accounts of ABCO Energy, Inc. (“Company”) and its wholly-owned subsidiaries, as follows, collectively referred to as “we”, “us” or the “Company”. Wholly owned subsidiaries include:

•	ABCO Solar and Electric, Inc. An Arizona C Corporation
•	Alternative Energy Finance Corporation, (AEFC) a Wyoming Company
(provides funding for leases of photovoltaic systems)
•	Alternative Energy Finance Corp. An Arizona “C” Corporation
•	ABCO Energy NY, Inc. a New York C Corporation

ITEM 1.  BUSINESS.

OVERALL STRATEGIC DIRECTION

The Company is in the Photo Voltaic (PV) solar systems industry and is an electrical product and services supplier.  The Company plans to build out a network of operations in major cities in the USA to establish a national base of PV suppliers, lighting suppliers and electrical service operations centers.  This combination of services, solar and electric, provides the company with a solid base in the standard electrical services business and a solid base in the growth markets of solar systems industry.

OVERVIEW

As of December 31, 2016, we operated in Tucson, Arizona.  The Company plan is to expand to more locations in North America in the next year as funding becomes available. We believe that the solar and energy efficiency business functions better if the employees are local individuals working and selling in their own community. Our customers have indicated a preference for dealing with local firms and we will continue our focus on company-owned integrated product and services offices. Once a local firm is established, growth tends to come from experience, quality and name recognition. We remain committed to high quality operations.

Our audited statements for the years ended December 31, 2016 and 2015 are presented below with major category details of revenue and expense including the components of operating expenses.

DESCRIPTION OF PRODUCTS

ABCO sells and installs Solar Photovoltaic electric systems that allow the customer to produce their own power on their residence or business property.  These products, installed by our crews, are purchased from both USA and offshore manufacturers. We have available and utilize many suppliers of US manufactured solar products from such companies as Sunpower, Mage, Siliken Solar, Westinghouse Solar, Schuco and various Chinese suppliers.  In addition, we purchase from several local and regional distributors whose products are readily available and selected for markets and price.  ABCO offers solar leasing and long term financing programs from UP solar, Sunpower, Suncap and AEFC that are offered to ABCO customers and other marketing and installation organizations.

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

The ABCO subsidiary, Alternative Energy Finance Corporation, (AEFC) a Wyoming Company provides funding for leases of photovoltaic systems.  AEFC financed its owned leases from its own cash and now arranges financing with funds provided by other lessors.   AEFC has not done any company owned new leases since 2011, but intends to do so as cash becomes available.

COMPETITION

The solar power market itself is intensely competitive and rapidly evolving.  Price and available financing are the principal methods of competition in the industry.  Based upon these two criteria, our position in the industry is relatively small.  There is no competitive data available to us in our competitive position within the industry.  Our competitors have established market positions more prominent than ours, and if we fail to attract and retain customers and establish a successful distribution network, we may be unable to achieve sales and market share.  There are several major multi-national corporations that produce solar power products, including, Suntech, Sunpower, First Solar, Kyocera, Sharp, GE, Mitsubishi, Solar World AG and Sanyo.  Also, established integrators are growing and consolidating, including GoSolar, Sunwize and Sunenergy and we expect that future competition will include new entrants to the solar power market.  Further, many of our competitors are developing and are currently producing products based on new solar power technologies that may have costs similar to, or lower than, our projected costs.

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

We have established a direct sales force to sell to Government agencies including State, Local and Federal resources and a separate division to call on the many American Indian governments in the US. This allows us to quote with our specifications, products and services on Requests for Proposals (RFP’s) that are issued by the Government Services Agency (GSA), Bureau of Indian Affairs (BIA) and other agencies. We have found that many projects are not known to the general public and most contractors because governmental agencies do not widely advertise their projects.  By departmentalizing this opportunity, we get more information on projects than is available in the normal course of business.

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

Our business and the industry are reliant upon several state and federal programs to assist our customers in the acquisition of our products and services.  Such programs are the utility rebates paid directly to customers for wattage installations and the state and federal tax credit programs that allow a percentage of the actual cost of installations to be refunded in the form of tax credits.  Many states have mandated the utilities to collect funds from their customers for the payment of rebates.  All of these programs are listed on the website www.dsireusa.org.

Most of these programs are slated for expiration at differing times in the future.  The federal tax credit of 30% of installation cost will expire at the end of 2021.  The customers benefit from the federal and state tax credits which pass through to the owners of the solar systems.  Investors often require the ownership to remain in their hands so that the tax credits can be passed through to them.  This results in a lesser amount to finance and a benefit to the lessee because it lowers the lease payments.  To the extent known, the curtailment or reduction of this tax credit will make a material change in our business and will very likely lower our sales prices and gross margins. Extension of the program or small reductions will probably not have a material effect on sales or gross margins because the suppliers will adjust to the new norm.  We again emphasize, we cannot predict any of the future or the outcome of unknowns. State rebate mandates and state tax credits are variable by state. All of these programs provide incentives for our customers that result in reduced cost.  The price of solar products has also been reduced drastically in the past two years which helping to balance the need for the subsidies.

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

CUSTOMER BASE

Referrals are important in any market and time in business makes the customer base grow. No customer represented a significant percentage of the Company’s total revenue in the fiscal year ended December 31, 2016 or 2015.  The company believes that the knowledge, relationships, reputation and successful track record of its management will help it to build and maintain its customer base.

EXPERIENCED MANAGEMENT

The Company believes that it has experienced management. ABCO’s principal, Charles O’Dowd, has eight years of experience in the sales and installation of solar products and more than forty years of business experience.   Mr. O’Dowd has the ability and experience to attract and hire experienced and talented individuals to help manage the company.

Mr. Wayne Marx has been a member of the ABCO Board of Directors for seven years.  He also has over 40 years of self-employed business experience   The Company believes that long term business experience is our most valuable management tool.

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

EMPLOYEES

The Company presently has 13 full-time employees, three (3) in management, and four (4) in sales and the balance are in various labor crew positions. The Company anticipates that it will need to hire additional employees as the business grows. In addition, the Company may expand the size of our Board of Directors in the future.  Mr. O’Dowd devotes full time (40 plus hours) to the affairs of the Company.  No employees are represented by a union and there have not been any work stoppages.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

The Company has paid security deposits on the three rented spaces it occupies for offices and warehouse which total $1,800 on December 31, 2016 and $3,100 on December 31, 2015.

There is no lease on the Williams, Arizona property because this office is located in the office of a Director and no lease has been established.

On May 1, 2014, the Company rented office and warehouse space consisting of 2,400 square feet at 2100 N. Wilmot #211, Tucson, Arizona on a two year lease.  A third lease extension for twelve months ending November 1, 2017, was signed on November 1, 2016, and this lease has a forward commitment of $20,834 as of December 31, 2016.  Additional space is available in the current locations if needed.  The Company considers these facilities adequate for current operations level and for substantial growth in the future.  Additional space is available in the current locations if needed.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

A VERY LIMITED MARKET FOR OUR SHARES

Our shares were listed on the OTCQB under the symbol ABCE.   As of April 14, 2017, the shares were last quoted at $.0085 per share. On this date, the Company had approximately 202 shareholders of record.

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

During the fiscal year ended December 31, 2016 the Company sold 2,486,382 (24,863,820 pre-reverse split) shares in a Regulation S offering to non-US investors.  The total proceeds of the offering were $767,235, and commission and other expense reimbursements totaled $441,171. The Company recorded net proceeds totaling $326,064.

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

From January 1, 2017, through March 31, 2017, the Company sold an aggregate of 14,468,750 (144,687,500 pre-reverse split) shares of restricted stock with prices ranging from $.008 to $.02 with gross proceeds of $139,987 and received approximately $69,743 of net proceeds from such sales. Commissions and expense reimbursements were paid to foreign agents for Regulation S offerings by the Company in the amount of $70,244. There were no cash payments for shareholder interest in 2017.

MARKET INFORMATION

HOLDERS

As of March 31, 2017, we had approximately 202 holders of our common stock. The number of record holders was determined from the records of our transfer agent and from other sources including NOBO listing of beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is VStock Transfer LLC, 18 Lafayette Place, Woodmere, New York, 17598.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations include several forward-looking statements that reflect management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words.  Those statements include statements regarding the intent, belief or current expectations of us and the management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

RESULTS OF OPERATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2016 AND 2015

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes. This discussion and analysis contains certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for fiscal 2016 and 2015, cash requirements, and our expected operating office openings. Only statements which are not historical facts are forward-looking and speak only as of the date on which they are made.  Information included in this discussion and analysis includes commentary on company-owned offices and sales volumes. Management believes such sales information is an important measure of our performance, and is useful in assessing consumer acceptance of the ABCO Energy Business Model and the overall health of the Company.  All our financial information is reported in accordance with U. S. Generally Accepted Accounting Principles (GAAP).  Such financial information should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP.

OVERVIEW

As of December 31, 2016, we operated in one location in Arizona. The Company’s plan is to expand to more locations in North America in the next year. We believe that the solar and energy efficiency business functions better if the employees are local individuals working and selling in their own community.  Our customers have indicated a preference for dealing with local firms and we will continue our focus on company-owned integrated product and services offices. Once a local firm is established, growth tends to come from experience, quality and name recognition.  This will result in larger contracting jobs, statewide expansion and growth in revenue.  We remain committed to high quality operations.

Our operating results for the years ended December 31, 2016 and 2015 are presented below with major category details of revenue and expense including the components of operating expenses. Footnote 10 to the financial statements discloses the related party transactions of Officer, Directors and other related parties.

FISCAL YEAR ENDED DECEMBER 31, 2016 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2015

Sales decreased by $1,082,887 or 57% from 2015 to $806,548 in 2016 from $1,889,435 in 2015.  Lack of funds and available staff has contributed heavily to this decrease but the status of the solar market political scene in Arizona has been harmful to the industry.  Our experience has shown us that there is going to be such pressure on our market and we are changing to prevent the decreases in sales in the future.

Cost of sales decreased by $446,363, or 35% to $864,721 in 2016 from $1,311,084 in 2015 due primarily to the decrease in sales. The Company also changed its focus from residential installs to a commercial focus in order to meet changes in the market. Gross margin as a percentage of total sales decreased to (7) % in 2016 from 31% in 2015, primarily due to cost overruns on our large commercial jobs. We hope to bid these contracts more favorably in the future to prevent negative cost of sales numbers.  We hope that more efficient production and a sales mix shift to the higher profit commercial market emphasis will improve these numbers.

General and administrative expenses increased by $12,693, or.01%, to $745,731 in 2016 from $733,038 in 2015 due primarily to maintaining the administration staff in order to control operations, to train and hire additional sales force and to administer public company expenses in 2016.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements have been for carrying cost of accounts receivable and inventory during and after completion of contracts. This process can easily exceed 90 days and requires the contractor to pay all or most of the cost of the project without assistance from suppliers. Our working capital at December 31, 2016 was $(932,939) and it was $(214,016) at December 31, 2015. This decrease of $718,923 was primarily funded by our private equity offerings and was negatively affected by prepaid expenses to account for the convertible debenture (note) that has been charged to prepaid expenses in the amount of $150,000.  This prepaid will be amortized over the period of the outstanding contract incurred for this debt. Bank financing has not been available to the Company.  Working capital calculations include the effect of derivative liabilities in the amount of $438,133 for 2016.

ABCO Energy has very little contracted lease obligations or long term debt. Our long-term debt net of current portion totaled $0 at December 31, 2016 and $4,940 at December 31, 2015.  The Company owed Officers and Directors $177,347 and $69,944 respectively on demand notes.

STATEMENTS OF CASH FLOWS

During the years ended December 31, 2016 and 2015 our net cash used in operating activities was $(1,803,277) and $(269,448) respectively. Net cash provided by operating activities in the period ended December 31, 2016 and 2015 consisted primarily of net loss from operations adjusted for non-cash expenses and a decrease in accounts payable and accrued expenses.

Net cash provided by (used in) investing activities for the years ended December 31, 2016 and 2015 was $3,850 and $2,035 respectively due to acquisitions of equipment and deposits on leased real estate. Net cash provided by financing activities for the years ended December 31, 2016 and 2015 was $1,771,926 and $282,344 respectively. Net cash provided by financing activities for 2016 and 2015 resulted primarily from the issuance of common stock and the conversion of convertible debt into common stock. Cash flows from Financing Activities were reduced by legal and other costs of the SEC filings, preparation of two Form S-1 and a Form S-3 offering documents, preparation of a Schedule 14A proxy statement, preparation of 144A bond issue documents and other offering expenses that aggregated a total of $126,315.

Since our inception on August 8, 2008 through December 31, 2016 we have incurred net losses of ($3,940,227), including the effects of derivatives on convertible debt totaling $1,006,154. Our cash and cash equivalent balances were $12,534 and $40,035 as of December 31, 2016 and 2015 respectively. At December 31, 2016, we had total liabilities of $1,247,661 as opposed to $601,685 at December 31, 2015, an increase of $645,976.  Convertible debt and derivative calculations totaling $438,133 account for the majority of the increase.

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

ITEM 8.  FINANCIAL STATEMENTS.

ABCO ENERGY, INC.

TABLE OF CONTENTS FOR CONSOLIDATED FINANCIAL STATEMENTS

FRUCI & ASSOCIATES II

A Professional Limited Liability Company

802 N Washington
Spokane, WA  99201

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ABCO Energy, Inc.
We have audited the accompanying consolidated balance sheets of ABCO Energy, Inc. as of December 31, 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. ABCO Energy, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ABCO Energy, Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a history of operating losses, has limited cash resources, and its viability is dependent on its ability to meet future financing requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Fruci & Associates II, PLLC
Spokane, WA
April 17, 2017

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Thayer O’Neal Company LLC

Sugar Land, Texas

April 8, 2016

ABCO ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2016 and 2015

ASSETS	December 31 2016	December 31 2015
Current Assets
Cash	$12,534	$40,035
Accounts receivable on completed projects	43,292	39,100
Costs and estimated earnings on contracts in progress	60,349	252,339
Inventory	46,701	51,255
Prepaid fees and expenses	151,846
Total Current Assets	$314,722	$382,729
Fixed Assets
Vehicles, office furniture & equipment – net of accumulated depreciation	29,726	42,511
Other Assets
Investment in long term leases	11,984	12,689
Security deposits	1,800	4,945
Total Other Assets	13,784	17,634
Total Assets	$358,232	$442,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$477,439	$350,791
Current portion of long term debt	4,400	4,400
Convertible debentures – net of discount	40,411
Derivative liability on convertible debentures	397,722
Notes payable – merchant loans	150,342	111,778
Notes payable – related parties	177,347	129,776
Total Current Liabilities	1,247,661	596,745

Long term debt, net of current portion	-	4,940
Total Liabilities	1,247,661	601,685

Commitments and contingencies	0	0

Stockholders’ Deficit:
Common stock, 50,000,000 shares authorized, $0.001 par value, 26,871,876 and 3,062,106 outstanding at December 31, 2016 and 2015, respectively.	26,872	3,062
Additional paid-in capital	3,023,926	1,854,970
Accumulated deficit	(3,940,227)	(2,016,843)
Total Stockholders’ Deficit	(889,429)	(158,811)
Total Liabilities and Stockholders’ Deficit	$358,232	$442,874

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

	December 31, 2016	December 31, 2015

Revenues	$806,548	$1,889,435

Cost of Sales	864,721	1,311,084

Gross Profit	(58,173)	578,351

Operating Expenses:

Selling, General & Administrative	745,731	733,038

Net (Loss) from operations	(803,904)	(154,687)

Other expenses
Interest on notes payable	113,326	60,136
Loss on note issuance	540,634	-
Change in Derivative (Gain) Loss	193,160	-
Finance Fees	272,360	-
Total other expenses	(1,119,480)	(60,136)

Net (Loss) before provision for income taxes	(1,923,384)	(214,823)

Provision for income tax	-	-

Net (loss)	$(1,923,384)	$(214,823)

Net (loss) Per Share (Basic and Fully Diluted)	$(0.27)	$(0.08)

Weighted average number of common shares used in the calculation	7,022,358	2,734,868

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Common Stock		Additional		Total
	Shares	Amount $0.001Par	Paid in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at December 31, 2014 (post reverse split)	2,369,568	$2,369	$1,609,000	$(1,802,020)	$(190,651)

Common shares issued under private placement offering - net of expenses	692,538	693	304,586	-	305,279

Legal & administrative expense- public offering	-	-	(58,616)	-	(58,616)

Net (loss) for the period	-	-	-	(214,823)	(214,823)

Balance at December 31, 2015 (post reverse split)	3,062,106	$3,062	$1,854,970	$(2,016,843)	$(158,811)

Common shares issued under private placement offering - net of expenses	2,486,382	2,487	323,577		326,064

Common shares issued for conversion of convertible debenture notes - net of expenses	19,873,739	19,873	405,005		424,878

Derivative interest expense on existing convertible debentures			464,739		464,739

Shares issued for services	1,449,649	1,450	101,950		103,400

Legal, promotion & administrative expense for public offerings			(126,315)		(126,315)

Net (loss) for the period				(1,923,384)	(1,923,384)

Balance at December 31, 2016 (post reverse split)	26,871,876	$26,872	$3,023,926	$(3,940,227	$(889,429)

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

	December 31,	December 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(1,923,384)	$(214,823)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	12,785	16,148
Changes in operating assets and liabilities:
Accounts receivable on completed projects	187,798	124,606
Costs and estimated earnings in excess of billings on contracts in progress	5,229	(251,339)
Inventory	4,554	(2,010)
Other current assets	(151,846)	-
Accounts payable and accrued expenses	61,587	57,970
Net cash used in operating activities	(1,803,277)	(269,448)

Cash Flows from Investing Activities:
Proceeds from investments in long term leases	705
Purchase of vehicles, furniture & equipment		(859)
Product and lease deposits	3,145	2,894

Net cash provided by (used for) investing activities	3,850	2,035

Cash Flows from Financing Activities:
Proceeds from sale of common stock – net of expenses	326,064	246,663
Merchant loans – net of principal payments	38,564	71,226
Proceeds from convertible notes	40,411	-
Gain on conversion of convertible debt	424,878
Current period change in derivative valuation	464,739
Derivative and discount recorded on convertible notes	397,722
Proceeds of related party notes payable	107,403	9,944
Shares issued for services	103,400
Legal and other expenses of offerings	(126,315)
Payments on long term debt	(4,940)	(45,489)
Net cash provided by financing activities	1,771,926	282,344

Net increase (decrease) in cash	(27,501)	14,931
Cash, beginning of period	40,035	25,104
Cash, end of period	$12,534	$40,035

Supplemental disclosures of cash flow information:
Cash paid for interest	$113,326	$60,136
Convertible note issued for services – payable on demand	150,000
Shares issued for services	103,400

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

Note 1 – Overview and Description of the Company

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

On January 13, 2017, the Board of Directors of the Company approved a reverse stock split of its common stock, at a ratio of 1-for-10 (the “Reverse Stock Split”).  The Reverse Stock Split became effective with FINRA (the Financial Industry Regulatory Authority) and in the marketplace on January 13, 2017 (the “Effective Date”), whereupon the shares of common stock began trading on a split adjusted basis.  As a result of the Reverse Stock Split the number of authorized shares of common stock was reduced to 50,000,000 from 500,000,000 shares.  The Company is calling a Special Meeting of Stockholders in May 2017 to authorize an amendment to the Articles of Incorporation to increase the authorized capital to 1,000,000,000 common shares and 100,000,000 preferred shares.

The Company is in the Photo Voltaic (PV) solar systems industry, the LED and energy efficient commercial lighting business and is an electrical product and services supplier.  The Company plans to build out a network of operations in major cities in the USA in order to establish a national base of PV, lighting and electrical service operations centers.  This combination of services, solar and electric, provides the Company with a solid base in the standard electrical services business and a solid base in the growth markets of solar systems industry. All share numbers through-out these financial statements and notes thereto have been adjusted to reflect this reverse split.

OVERVIEW

As of December 31, 2016, we operated in Tucson, Arizona.  The Company plan is to expand to more locations in North America in the next year as funding becomes available. We believe that the solar and energy efficiency business functions better if the employees are local individuals working and selling in their own community. Our customers have indicated a preference for dealing with local firms and we will continue our focus on company-owned integrated product and services offices. Once a local firm is established, growth tends to come from experience, quality and name recognition. We remain committed to high quality operations.

DESCRIPTION OF PRODUCTS

ABCO sells and installs Solar Photovoltaic electric systems that allow the customer to produce their own power on their residence or business property.  These products, installed by our crews, are purchased from both USA and offshore manufacturers. We have available and utilize many suppliers of US manufactured solar products from such companies as Boviet, Canadian Solar, Westinghouse Solar, Dow and various Chinese suppliers.  In addition, we purchase from several local and regional distributors whose products are readily available and selected for markets and price.  ABCO offers solar leasing and long term financing programs from various financial institutions that are offered to ABCO customers and other marketing and installation organizations.

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

The ABCO subsidiary, Alternative Energy Finance Corporation, (AEFC) a Wyoming Company provides funding for leases of photovoltaic systems.  AEFC financed its owned leases from its own cash in 2011 and now arranges financing with funds provided by other lessors.

Note 2 – Summary of significant accounting policies

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

The policies discussed below are considered by management to be critical to an understanding of the Company’s financial statements.  These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  By their nature, estimates are subject to an inherent degree of uncertainty.  Actual results may differ from those estimates.

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

Revenue Recognition
The Company generates revenue from sales of solar products, LED lighting, installation services and leasing fees. During the last fiscal year, the company had product sales as follows:

Sales Product and Services Description	2016		2015
Solar PV residential and commercial sales	$674,130	84%	$1,827,361	97%
Energy efficient lighting & other income	131,078	16%	59,964	3%
Interest Income	1,340	0%	2,110	0%
Total revenue	$806,548	100%	$1,889,435	100%

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

Our revenue recognition is recorded on the percentage of completion method for sales and installation revenue and on the accrual basis for fees and interest income.  We recognize and record income when the customer has a legal obligation to pay.  All our revenue streams are acknowledged by written contracts for any of the revenue we record.  There are no differences between major classes of customers or customized orders.  We record discounts, product returns, rebates and other related accounting issues in the normal business manner and experience very small number of adjustments to our written contractual sales.  There are no post-delivery obligations because warranties are maintained by our suppliers. Our lease fees are earned by providing services to contractors for financing of solar systems.  Normally we will acquire the promissory note (lease) on a leased system that will provide cash flow for up to 20 years.  Interest is recorded on the books when earned on amortized leases.

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

Income Taxes
The company has net operating loss carryforwards as of December 31, 2016 totaling approximately $2,934,073.  Accrued derivative liabilities of $1,006,154 are assumed to be non-tax events. A deferred tax benefit of approximately $997,585 has been offset by a valuation allowance of the same amount as its realization is not assured.

Due to the current uncertainty of realizing the benefits of the tax NOL carry-forward, a valuation allowance equal to the tax benefits for the deferred taxes has not been established. The full realization of the tax benefit associated with the carry-forward depends predominately upon the Company’s ability to generate taxable income during future periods, which is not assured.

The NOL carryforward expires according to the following schedule:

Year Ending December 31:	Actual Total Loss	Less Derivative expense	Net Tax loss subject to carry over
2036	$1,923,384	$1,006,154	$917,230,
2035	$214,823		$214,823
2034	$635,517		$635,517
2033	$622,474		$622,474
2032	$230,224		$230,224
2031	$182,908		$182,908
2030	$130,897		$130,897
Totals	$3,940,227	$1,006,154	$2,934,073

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

Per Share Computations
Basic net earnings per share are computed using the weighted-average number of common shares outstanding.  Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and the dilutive potential common shares outstanding during the period. All shares were considered anti-dilutive at December 31, 2016.

Reclassification
Certain reclassifications have been made to conform to prior periods’ data to the current presentation. These reclassifications had no effect on reported income.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing.  The Company incurred a net loss of $(1,923,384), the net cash flow used in operations was $(1,803,277) and its accumulated net losses from inception through the period ended December 31, 2016 is $3,940,227, which raises substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s development activities since inception have been financially sustained through capital contributions from shareholders.

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

Note 4 – Warranties of the Company

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

Note 5 – Accounts Receivable and Work in Process

Accounts receivable as of December 31, 2016 and 2015, consists of the following:

Description	2016	2015
Accounts receivable on completed contracts	$43,292	$39,100
Costs and estimated earnings on contracts in progress	60,349	252,339
Total	$103,641	$291,439

Work in process consists of costs recorded and revenue earned on projects recognized on the percentage of completion method for work performed on contracts in progress at December 31, 2016 and 2015. The company records contracts for future payments based on contractual agreements entered into at the inception of construction contracts. Amounts are payable from customers based on milestones established in each contract. Amounts are billed in advance and unearned profits are netted against the billed amounts such that accounts receivable reflect current amounts due from customers on completed projects and amounts earned on projects in process are reflected in the balance sheet as costs and estimated earnings in excess of billings on contracts in progress. Work in progress as of December 31, 2016 and 2015 consists of the following as reflected in the balance sheet:

Description	2016	2015
Costs incurred on uncompleted contracts	$166,889	$1,519,570
Estimated earnings	39,828	290,037
	206,717	1,809,607
Less billings to date	146,368	1,557,268
Total Costs and estimated earnings on contracts in progress	$60,349	$252,339

Billings in excess of costs and earnings were  $5,229 at December 31,2016 and $0 at December 31, 2015 and are included in accrued expenses.

Note 6 – Inventory

Inventory of construction supplies not yet charged to specific projects was $46,701 and $51,255 as of December 31, 2016 and 2015, respectively. The Company values items of inventory at the lower of cost or market and uses the first in first out method to charge costs to jobs.

Note 7 – Security deposits and Long Term Commitments

The Company has paid security deposits on the rented spaces it occupies for offices and warehouse which total $1,800 on December 31, 2016 and $4,945 on December 31, 2015.

On May 1, 2014, the Company rented office and warehouse space at 2100 N. Wilmot #211, Tucson, Arizona 85712.  This facility consists of 2,400 square feet.  The Company now has a one year lease with monthly rent of $1,894 and it is expiring on November 30, 2017.  ABCO has a forward commitment of $20,834.

Note 8 – Alternative Energy Finance Corporation (AEFC)

AEFC is a wholly owned subsidiary of ABCO Energy.  AEFC provides funding for leases of photovoltaic systems and finances its own leases from its own cash.  Long term leases recorded on the consolidated financial statements were $11,984 and $12,689 at December 31, 2016 and December 31, 2015 respectively.

Note 9 – Property and equipment

The Company has acquired all of its office and field work equipment with cash payments and financial institution loans. During the year ended December 31, 2015 the company acquired office equipment for the sum of $859.  The total fixed assets consist of vehicles, office furniture, tools and various equipment items and the totals are as follows:

Asset	December 31, 2016	December 31, 2015
Equipment	$90,946	$100,846
Accumulated depreciation	(61,220)	(58,335)
Net Fixed Assets	$29,726	$42,511

Depreciation expenses for the years ended December 31, 2016 and 2015 was $12,785 and $16,148 respectively.

Note 10 – Notes Payable Officers and Related Party Transactions

Officer loans are demand notes totaling $113,501 and $69,944, respectively, as of December 31, 2016 and December 31, 2015.  These notes provide for interest at 12% per annum and are unsecured.  Notes payable to the Directors resulted in interest charges of $11,699 and $8,562 for the periods ended December 31, 2016 and December 31, 2015, respectively.  Other related party notes totaled $63,846 at December 31, 2016 for loans from a person who is neither an officer or director.

Related party notes payable as of December 31, 2016 and December 31, 2015 consists of the following:

Description	December 31, 2016	December 31, 2015
Notes payable – Director bearing interest at 12% per annum, unsecured, demand notes.	$60,000	$60,000
Note payable - Officer bearing interest at 12% per annum, unsecured, demand note	53,501	9,944
Note payable – other bearing interest at 12% per annum, unsecured, demand note.	63,846	59,832
Total	$177,347	$129,776

The first note in the amount of $60,000 provides for interest at 12% per annum and is unsecured.  This note resulted in an interest charge of $19,876 accrued and unpaid at December 31, 2016.

The second note was increased by loans of $30,557 and $33,000 during the current period. A repayment of $20,000 was made in December 2016.which decreased the total note to $53,501 as of December 31, 2016.  The note is an unsecured demand note and bears interest at 12% per annum. This note resulted in an interest charge of $5,812 accrued and unpaid at December 31, 2016.

The third note is from a related party and has a current balance of $63,846 as of December 31, 2016.  The note is an unsecured demand note and bears interest at 12% per annum. This note resulted in an interest charge of $5,254 accrued and unpaid at December 31, 2016.

Note 11 – Short Term Notes Payable

Description	December 31, 2016	December 31, 2015
Note payable - Credit line, payable to Ascentium Capital, bearing interest at 9% per annum, secured by Boom Truck - due in full by 9-20-17. (1)	$4,400	$6,706
Note payable – Orchard Street Funding – This loan was paid off in January, 2016. (2)	-	45,240
Note payable – other bearing interest at 12% per annum, unsecured, demand note.	-	59,832
Merchant Note payable to Web Bank, borrowed 2-1-16, bearing interest at 23% per annum, unsecured. (2)	82,323	-
Merchant Note payable to Quarterspot Lending, borrowed 6-27-16, bearing interest at 31% per annum, unsecured. (3)	40,474	-
Merchant note payable to Premier Capital Funding, borrowed 7-12-16, bearing interest at 29% per annum, unsecured. (4)	27,546
Total	$154,743	$111,778

(1) Note payable to Ascentium Capital, secured by truck, bearing interest at 9% per annum, matures on September 20, 2017.  This loan has payments of $469 per month.

(2) On February 1, 2016, the Company financed operations with a loan in the amount of $150,000 from WebBank.  The note is an open credit line with interest rate of 23% maturing in March of 2017.  A portion of the loan was used to pay off a credit loan from Orchard Street Funding in the amount of $44,061.  On August 22, 2016, the Company ceased making payments on this loan and at December 31, 2016 the Company owed $82,323 in principal and accrued interest. This loan is personally guaranteed by an Officer of the Company.  On March 20, 2017, the Company and WebBank agreed to a monthly payment schedule with payment of $2,508 per month until June 20, 2017, paid biweekly. No arrangements have been made for the final payment schedule on this loan beyond that date.  No default notice has been received by the Company on the loan as of March 31, 2017.

(3) On June 28, 2016, the Company financed operations with a loan in the amount of $43,500 from Quarterspot, a lending institution. The note is an open line with interest rate of approximately 31% maturing in September of 2017. On August 22, 2016, the Company ceased making payments on this loan.  As of December 31, 2016, the Company owed $40,474 in principal and accrued interest.  This loan is not personally guaranteed by an Officer of the Company. On November 30, 2016, the Company and Quarterspot agreed to a monthly payment schedule with payment of $1,500 per month until January 31, 2017. On March 27, 2017, the Company agreed to begin payments of $3,010 per month for twelve months until paid in full.  No arrangements have been made for the final payment schedule on this loan beyond that date.  No default notice has been received by the Company on the loan as of March 31, 2017.

(4) On July 12, 2016, the Company financed operations with a loan in the amount of $45,000 from Premier Capital Funding, LLC, a lending institution. The note is an open line with interest rate of approximately 29% maturing in November 28, 2016. On August 22, 2016, the Company ceased making payments on this loan.  On October 17, 2016, the Company agreed to pay Premier $4,000 per month for ten months to pay this loan in full. The Company had a total balance of $27,546 as of December 31, 2016.  This loan is personally guaranteed by an Officer of the Company.  No default notice has been received by the Company on the loan as of March 31, 2017.

The Company has been negotiating more favorable payment and payoff arrangements for these debts.  If the Company is not successful in this process the note holders may take legal action to collect their respective debt against the Company and/or its officers.

Note 12 – Long term debt

Long term debt as of December 31, 2016 and December 31, 2015 consisted of the following:

Description	December 31, 2016	December 31, 2015
Note payable to Ascentium Capital, secured by truck, bearing interest at 9% per annum, matures on September 20, 2017. This loan has payments of $469 per month.	$4,400	$9,340
Less current portion of truck loan	(4,400)	(4,400)
Total long term debt net of current portion	$0	$4,940

Note 13 – Convertible Debt and Derivative Valuation

In accordance with the Statement of Financial Accounting Standard ASC 820-10-35-37 Fair Value in Financial Instruments, Statement of Financial Accounting Standard ASC 815 Accounting for Derivative Instruments and Hedging Activities require that instruments with embedded derivative features be valued at their market values.  The Company hired a valuation consultant to value the Convertible Debentures for the derivative portion of the instruments. The Binomial model was used to value the derivative liability for the fiscal year ending December 31, 2016

During the year ended December 31, 2016, the Company funded operations with borrowing on six convertible promissory notes, in an amount ranging from $27,777 to $55,000, maturing within from one year to two years, bearing interest ranging from 5% to 12% per annum, convertible into common stock at conversion prices ranging from 45% to 60% of the lowest price in the prior 20 to 25 trading days. Prior to December 31, 2016 all convertible debt was converted to common shares.  The total amount of the borrowing amounted to $234,777.  Interest accrual to conversions dates accounted for another $11,454 and commissions paid to agents were $18,375.

The holders of the notes converted all the amounts due to their firms for 198,737,390 (19,873,374 post reverse split) shares of common stock during the period September 28, 2016 through December 7, 2016.  When the selling was completed, the Company had approximately 268,718,761 shares outstanding.  This prompted the Company to consider the 1 for 10 reverse split of the common shares which was accomplished on January 13, 2017.  All shares are updated to reflect the reverse split.

The initial valuation of the derivative liability on the converted common shares totaled $743,467 as calculated by consultants for the Company when all notes were issued, but before any conversions.  This valuation represents $508,690 in excess of the funds received of $234,777 and this value was recorded as a derivative liability on the balance sheet.  This value includes the fair value of the shares issued according to the contracts of the holders and valued according to our common share price at the time of acquisition.  As a result of such issuances and conversions, all six (6) of the notes have paid in full as of December 31, 2016.

From September 28, 2016 through December 7, 2016, the Company issued an aggregate of 198,737,390 pre-split (19,873,739) post- split) shares of its common stock upon conversions of six different convertible notes at conversion prices ranging from $0.0015 to $0.0047 per share.  After considering the funds received for the shares and amortization of original derivative liability and the changes in the liability due to market conditions, the Company recorded equity of $424,878 for the conversion transactions.

Note 14 – Convertible Debt and Derivative Liabilities on Other Notes

The Company has entered into Securities Purchase Agreement with Blackbridge Capital, LLC, a Delaware limited liability company [“SPA”], operating out of New York, New York (“Blackbridge”) whereby Blackbridge has agreed to purchase up to $5,000,000 worth of shares of the Company’s common stock.  The Company has agreed to file a Registration Statement to register such shares for sale to Blackbridge.  In addition, the Company has issued [i] a convertible promissory note to Blackbridge pursuant to the Securities Purchase Agreement equal to $150,000 as a commitment fee, that is currently charged to prepaid expenses until services are provided (the “Blackbridge Note”), [ii] and a $100,000 Convertible Note to cover the expenses to be incurred for the preparation and filing of the Registration Statement and related matters (“Expenses Note”).

On March 13, 2017, the Company and Blackbridge, entered into an Agreement, effective as of March 1, 2017, terminating the SPA.  The Registration Statement on Form S-1 filed by the Company pursuant to the SPA could not be processed because of technical issues raised by the SEC and was withdrawn on February 28, 2017.  In addition, the Blackbridge Note issued by the Company as a commitment fee remains, by its express terms, in full force and effect notwithstanding the termination of the SPA as does the Expenses Note.

The Company determined that the conversion feature embedded within the two Blackbridge notes is a financial derivative. The Generally Accepted Accounting Principles (GAAP) required that the Company’s embedded conversion option be accounted for at fair value. The following schedule shows the change in fair value of the derivative liabilities by December 31, 2016:

Description	Amount
Purchase price of the two convertible debentures	$250,000
Discount on notes during 2016	(209,589)
Balance of derivative liability net of discount on the two notes (See Consolidated Balance sheet liabilities)	$40,411

Initial derivative valuation for the two Blackbridge notes	$591,952
Fair value mark to market adjustment for derivatives	(194,230)
Balance of valuation of derivative liability at December 31, 2016	$397,722

Derivative calculations and presentations on the Statement of Operations
Loss on note issuance	$540,634
Change in Derivative(Gain) Loss	193,160
Finance fees	272,360
Derivative valuation and expense charged to operations in 2016 (See Consolidated Statement of Operations)	$1,006,154

The company recorded derivative loss on issuance associated with the Blackbridge notes in the amount $540,634.

The Company recorded as a liability the amount of $743,467 on the first set of six notes and $591,952 on the two Blackbridge notes.  The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note. The Company recorded change in fair value of derivative liabilities as an expense associated with financing for the year ended December 31, 2016 of $193,160.

The Company recorded finance fees for the twelve months ended December 31, 2016 of $272,360 after adjustments mentioned above.

The Company measured and utilized quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (level 3) in applying valuation technology to derivative values for December 31, 2016 and throughout the year.

Note 15 – Stockholder’s Equity

Common Stock

During the year ended December 31, 2016, the Company issued 23,809,770 (2,380,977 post-reverse split) shares of common stock and received or credited gross proceeds of $854,342, net of direct offering expenses. Of such shares, 198,737,390 (19,873,739 post-reverse split) shares were issued upon conversion of the six notes referred to in Note 14 above.  The legal and administrative expense of offerings totaled $126,315.  The net proceeds in the amount of $728,027 were used for working capital, corporate expenses, legal fees, prepaid expenses and public company expenses.

The Company recorded equity in the amount of $424,878 gain on sale of the six convertible debt notes and $464,739 on the two Blackbridge notes for derivatives valuations incurred in 2016.

 Earnings (loss) per share calculation

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period

The computation of basic and diluted loss per share at December 31, 2016 excludes the common stock equivalents from convertible debt of the following potentially dilutive securities because their inclusion would be anti-dilutive and the share issue number is not calculable until conversion takes place.

December 31, 2016
Convertible debt (See the Blackbridge convertible notes above)	$150,000
Convertible debt (See the Blackbridge convertible notes above)	100,000

From October 7, 2016 through December 31, 2016, the Company issued an aggregate of 198,727,390 pre-split (19,872,739 post split) shares of its common stock upon conversions of six different convertible notes at conversion prices ranging from $0.0015 to $0.0047 per share.  As a result of such issuances, all six [6] of the notes have paid in full as of that date.  The Company recorded $424,878 for the equity infusion provided by these notes.

Note 16 – Other Matters

During the fiscal year ended December 31, 2016 the Company sold 24,863,820 shares (post reverse split 2,486,382 shares) in Regulation S offerings to non-US investors. The total proceeds from the offering was $767,234.  Commission and expense reimbursements totaled $441,170. The Company recorded net proceeds totaling $326,064.

Stock subscriptions executed under an earlier offering included a provision whereby ABCO agrees to pay a dividend (defined as interest) of from 6% to 12% of the total amount invested for a period of one year from receipt of the invested funds. This dividend (defined as interest) is allocated between the broker and the investor with amounts paid to the broker treated as a cost of the offering and netted against additional paid in capital and amounts paid to the investor treated as interest expense. Total amounts paid or accrued under this agreement and charged to additional paid-in capital for the years ended December 31, 2016 and 2015, amounted to $ 3,146 and $56,454, respectively. Total amounts paid under this agreement and charged to interest expense for the years ended December 31, 2016 and 2015, amounted to $ 4,139 and $12,220, respectively.

ABCO has evaluated these agreements under ASC 480-10: Certain Financial Instruments with Characteristics of Both Liabilities and Equity and determined that the capital contributions made under these subscription agreement more closely resemble equity than liabilities as they can only be settled through the issuance of shares and although they have a stated cost associated with them which accrues in the same manner as interest, the cost is only incurred in the first twelve months after placement as is more closely associated with a cost of raising funds than interest expense.

On September 15, 2015, the Company entered into a consulting contract with Adamas Fund, LLC (AFL), a Chicago based investment banking group providing for the issuance of a Regulation 144A bond offering that will be sold to QIBs (qualified institutional buyers) with a minimum raise of $5,000,000 USD on a best efforts basis. The bond will be sold by several broker dealers globally and will be used in the implementation of ABCO’s future growth plans and for future acquisitions. The ABCO bond will carry no interest for years 1-3 and a low annual coupon rate of 6.5% for years 4-10 with a 10 year maturity date.  The bond may be convertible into common stock under certain circumstances.  Rule 144A Securities Act of 1933 provides an exemption from the registration requirements of the Securities Act of 1933 for certain private transactions of minimum $100,000 units of restricted securities to qualified investors which generally are large institutional investors that own at least $100 million in investable assets. AFL will receive an aggregate advisory fee of $150,000 in connection with the issuance of the bonds.  The first $75,000 was paid by the issuance of 375,000 shares of registered common stock on or about November 19, 2015.  The second payment was paid by cash in the amount of $27,500 in five payments of all fees due. No buyers have been presented by Adamas Fund to the company as of the date of this report.

During November, 2016, the Company issued an aggregate of 1,449,649 shares to financial consulting entities for services relating to fund raising activities. The total issuance was valued at $103,400 for fair market value as negotiated and that amount is charged to additional paid in capital.

Effective December 31, 2016, the Company entered into a Consulting Agreement (“CA”) with Joshua Tyrell (“Tyrell”) which provides for Tyrell to assist in various business development activities on behalf of the Company, including but not limited to realizing new business opportunities.  In consideration for rendering such services, Tyrell was issued 1,500,000 free trading shares of Company common stock.  The CA has a six month term expiring on March 31, 2017.  On November 7, 2016 and on November 30, 2016, the CA was amended to provide for the payment of an additional 6,300,000 and an additional 5,000,000 free-trading shares, respectively to Tyrell for services rendered due to the huge trading volume of the derivative conversions and to extend the term of the CA to twelve (12) months ending November 7, 2017.  The consultant received a total of 14,300,000 (1,430,000 post reverse split) shares of free trading and restricted common stock valued at $91,600.

The Company has entered into Securities Purchase Agreement with Blackbridge Capital, LLC, a Delaware limited liability company [“SPA”], operating out of New York, New York (“Blackbridge”) whereby Blackbridge has agreed to purchase up to $5,000,000 worth of shares of the Company’s common stock.  The Company has agreed to file a Registration Statement to register such shares for sale to Blackbridge.  In addition, the Company has issued [i] a convertible promissory note to Blackbridge pursuant to the Securities Purchase Agreement equal to $150,000 as a commitment fee, that is currently charged to prepaid expenses until services are provided (the “Blackbridge Note”), [ii] and a $100,000 Convertible Note to cover the expenses to be incurred for the preparation and filing of the Registration Statement and related matters (“Expenses Note”).

On March 13, 2017, the Company and Blackbridge, entered into an Agreement, effective as of March 1, 2017, terminating the SPA.  The Registration Statement on Form S-1 filed by the Company pursuant to the SPA could not be processed because of technical issues raised by the SEC and was withdrawn on February 28, 2017.  In addition, the Blackbridge Note issued by the Company as a commitment fee remains, by its express terms, in full force and effect notwithstanding the termination of the SPA as does the Expenses Note.

Note 17 – Subsequent Events

The Board of Directors of the Company has approved a reverse stock split of its common stock, at a ratio of 1-for-10 (the “Reverse Stock Split”).  The Reverse Stock Split became effective with FINRA (the Financial Industry Regulatory Authority) and in the marketplace on January 13, 2017 (the “Effective Date”), whereupon the shares of common stock began trading on a split adjusted basis.  On the Effective Date, the Company’s trading symbol was changed to “ABCED” for a period of 20 business days, after which the “D” will be removed from the Company’s trading symbol, which will revert to the original symbol of “ABCE”.  In connection with the Reverse Stock Split, the Company’s CUSIP number will change to 00287V204.  On the Effective Date, the total number of shares of the Company’s Common Stock held by each stockholder will be converted automatically into the number of whole shares of Common Stock equal to (i) the number of issued and outstanding shares of Common Stock held by such stockholder immediately prior to the Reverse Stock Split, divided by (ii) 10.  No fractional shares will be issued, and no cash or other consideration will be paid.  Instead, the Company will issue one whole share of the post-Reverse Stock Split Common Stock to any stockholder who otherwise would have received a fractional share because of the Reverse Stock Split.

As a result of the Reverse Stock Split the number of authorized shares of common stock was reduced to 50,000,000 from 500,000,000 shares.  The Company is calling a Special Meeting of Stockholders for May 2017 to authorize an amendment to the Articles of Incorporation to increase the authorized capital to 1,000,000,000 common shares and 100,000,000 preferred shares.

On January 11, 2017, the Company issued a $45,000 one [1] year convertible Note to Crown Bridge Partners, LLC. After the OID and other issuance expenses, the Company netted $40,000. The Note is convertible into shares of common stock at a discount rate of 48% off of the lowest average closing price for the 20 trading day period prior to the date on the notice of conversion.

On February 25, 2017, the Company replaced its current auditors, Thayer-O’Neal Company, LLC (“Thayer”) with Fruci & Associates II, PLLC (“Fruci”).  There were no disagreements between the Company and Thayer regarding accounting principles or practices, disclosure requirements or auditing scope or procedures which resulted in this change of auditors.  Fruci conducted the audit of the Company’s financial statements for the fiscal year ended December 31, 2016 which appear herein.

Equity Awards

The following table sets forth information on outstanding option and stock awards held by the named executive officers of the Company at March 31, 2017, including the number of shares underlying both exercisable and un-exercisable portions of each stock option as well as the exercise price and the expiration date of each outstanding option. See Note 16 to Notes to Consolidated Financial Statements.

Outstanding Equity Awards After Fiscal Year-End (1)
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options un-exercisable (#) (2))	Option Exercise Price ($)	Option Grant Date	Option Expiration Date
Charles O’Dowd	500,000	0	$.001	01/01/2016	01/01/2021

Wayne Marx	500,000	0	.001	01/012016	01/01/2021

(1)	No Equity Awards were outstanding at December 31, 2016, the end of the Fiscal Year.
(2)	All options vest 20% per year beginning on the first anniversary of their grant date.

In the aggregate of 1,620,000 stock awards are outstanding under the Equity Incentive Plan as of March 31, 2017.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 25, 2017, the Company replaced its current auditors, Thayer-O’Neal Company, LLC (“Thayer”) with Fruci & Associates II, PLLC (“Fruci”).  There were no disagreements between the Company and Thayer regarding accounting principles or practices, disclosure requirements or auditing scope or procedures which resulted in this change of auditors.  Fruci conducted the audit of the Company’s financial statements for the fiscal year ended December 31, 2016 which appear herein.

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

(b) Report of Management on Internal Control over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management including our of our chief executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Based on our evaluation under the Internal Control-Integrated Framework, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective as of December 31, 2016. Management  believes that this conclusion results in a large part from [i] not maintaining  any segregation of duties within the Company due to its reliance on individuals to fill multiple roles and responsibilities  and [ii] the Company having limited personnel to prepare its financial statements.

(c) Changes in Internal Control.

Subsequent to the date of such evaluations as described in subparagraphs (a) and (b) above, there were no changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

(d) Limitations.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the name and age of officers and director as of December 31, 2016. Our Executive officers are elected annually by our board of directors.  Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.  Both Mr. O’Dowd and Mr. Marx were members of the Board and Officers prior to the SEA with Energy Conservation Technologies, Inc. and afterward they were reappointed to the Board on the effective day July 1, 2011.

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

Wayne Marx, VP, Director

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

ITEM 11.  EXECUTIVE COMPENSATION

REMUNERATION OF DIRECTORS AND OFFICERS

Summary Compensation Table

The following table sets forth certain summary information concerning the cash and non-cash compensation awarded to, earned by, or paid to Charles O’Dowd, our President and Chief Executive Officer, and Wayne Marx our Vice President and Secretary for the fiscal years ended December 31, 2016 and 2015.  These two officers are referred to as the “named executive officers” in this proxy statement.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total Compensation ($)
Charles O’Dowd	2016	$52,000				$52,000
President & CEO	2015	$52,000				$52,000

Wayne Marx	2016	0				0
VP, Director	2015	0				0

Mr. O’Dowd normally receives an annual salary of $52,000 per year.  Mr. O’Dowd was employed in January 2009 and works full time for the Company.

Mr. Marx has not received any compensation for his services to the Board of Directors and no arrangements have been made to do so at this time.  It is anticipated that his remuneration for calendar 2017 will remain the same as fiscal 2016.

There is no family relationship between any of the current officers or directors of the Company.

ABCO Energy, Inc. (the “Company”) is a Nevada corporation with principal executive offices located at 2100 North Wilmot, Suite 211, Tucson, AZ 85712.  On January15, 2016, the Company’s Board of Directors (the “Board”), after careful consideration, approved our 2016 Stock Option and Incentive Stock Plan (the “Plan”), pursuant to which the Company will reserve for issuance thereunder 10,000,000 shares of the Company’s authorized Common Stock.

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

Outstanding Equity Awards at Fiscal Year End

There were no Equity Awards outstanding at December 31, 2016.

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

Name and Address of Owner (1)	Title of Securities	Shares owned (2)	Percentage of class (3)
Charles O’Dowd	Common	400,000	.010%
Wayne Marx	Common	100,000	.002%
All Officers, Directors and 5% Shareholders - As a Group	Common	500,000	.012%

(1) The address is c/o ABCO Energy, Inc., 2100 N. Wilmot #211, Tucson, AZ 85712

(2) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2016 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3) Based upon 41,440,626 shares issued and outstanding on March 31, 2017.

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

Officers, directors and other related individual’s loans are demand notes totaling $177,347 as of December 31, 2016 and $69,944 as of December 31, 2015. The total consists of two notes from Officer/Directors and one from a related party.

The following table indicates the balances due on demand notes and the accrued interest on these notes.

Related party notes payable as of December 31, 2016, and December 31, 2015 consists of the following:

Description	December 31, 2016	December 31, 2015
Notes payable – Director bearing interest at 12% per annum, unsecured, demand notes.	$60,000	$60,000
Note payable - Officer bearing interest at 12% per annum, unsecured, demand note	53,501	9,944
Note payable – other bearing interest at 12% per annum, unsecured, demand note.	63,846	59,832
Total	$177,347	$129,776

The first note in the amount of $60,000 provides for interest at 12% per annum and is unsecured.  This note resulted in an interest charge of $19,876 accrued and unpaid at December 31, 2016.

The second note was increased by loans of $30,557 and $33,000 during the current period. A repayment of $20,000 was made in December 2016.which decreased the total note to $53,501 as of December 31, 2016.  The note is an unsecured demand note and bears interest at 12% per annum. This note resulted in an interest charge of $5,812 accrued and unpaid at December 31, 2016.

The third note is from a related party and has a current balance of $63,846 as of December 31, 2016.  The note is an unsecured demand note and bears interest at 12% per annum. This note resulted in an interest charge of $5,254 accrued and unpaid at December 31, 2016.

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

Charles O’Dowd, CEO, President and Director of the Company and Wayne Marx, Vice President and Director of the Company are each “Promoters” as defined in Rule 405 of Regulation C.  In 2009 Mr. O’Dowd received his 400,000 shares of Company stock in exchange for services rendered which were valued at $4,000 and Mr. Marx purchased his 100,000 shares for $50,000 cash in 2010.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees contracted by our auditors, for professional services rendered for the audit of our annual consolidated financial statements during the years ended December 31, 2016 and 2015, and for the reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years totaled $35,000 for 2015.   During 2015, the Company retained the firm of Thayer O’Neil Company, LLC (TOC) to serve as ABCO’s PCAOB auditors.  As of December 31, 2016, TOC had billed and received $65,821 for review services and audit fees for 2015 and for reviews of quarterly reports during 2016.  In addition, TOC billed another $11,400 for services related to the audit of year ended December 31, 2016 and review of the S1 filing mentioned above.

TOC Audit-Related Fees

Our independent registered public accounting firms did not bill us during the years ended December 31, 2016 and 2015 for non-audit related services.

Tax Fees

Our independent registered public accounting firms did not bill us during fiscal years ended December 31, 2016, and 2015 for tax related services.

All Other Fees

Our independent registered public accounting firms did not bill us during the years ended December 31, 2016 and 2015 for other services.  During the years ended December 31, 2016, and 2015, there were no amounts billed for other services.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description of Exhibit

3(i)	Articles of Incorporation, as amended (1)
3(ii)	By-Laws (1)
5.1	Opinion re Legality (1.1)
10(a)	Share Exchange Agreement dated July 15, 2011 (1)
10(b)	12% $40,000 Convertible Note dated March 16, 2016 (4)
10(c)	8% $25,000 Convertible Note dated March 23, 2016 (4)
10(d)	10% $55,000 Convertible Note dated April 1, 2016 (5)
10(e)	5% $42,000 Convertible Note dated April 5, 2016 (5)
10(f)	10% $40,000 Convertible Note dated May 3, 2016 (5)
10(g)	8% $30,000 Convertible Note dated May 6, 2016 (5)
10(h)	Consulting Agreement between ABCO Energy, Inc. and Benchmark Advisory Partners effective September 20, 2016 (6)
10(i)	Agreement effective October 19, 2016 between the Company and Joshua Tyrell (7)
10(j)	Amendment No. 1 to Consulting Agreement effective November 11, 2016 between the Company and Joshua Tyrell (8)
10(k)	Securities Purchase Agreement dated as of November 7, 2016 between the Company and Blackbridge Capital Growth Fund (9)
21	Subsidiaries of Registrant (1)
31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)
31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)
32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
99.1	Engagement Agreement between Adams Fund LLC and ABCO Energy, Inc., dated September 15, 2015 (3)
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Labels Linkbase Document

(1)	Previously filed with the Company’s Form 10, SEC File No. 000-55235 filed on March 31, 2015, and incorporated herein by this reference as an exhibit to this Form S-1 Registration Statement.
(1.1)	To be filed by amendment
(2)	Attached.
(3)	Previously filed with the Company’s Form 8K filed on September 17, 2015, and incorporated herein by this reference as an exhibit to this Form S-1 Registration Statement.
(4)	Previously filed with the Company’s Form 10-K, File No. 000-55235, filed with the Commission on April 11, 2016 and incorporated herein by this reference.
(5)	Previously filed with the Company’s Form 10-Q, File No. 000-55235, filed with the Commission on May 20, 2016 and incorporate herein by this reference.
(6)	Previously filed with and incorporated herein by this reference the Company’s Form 8K, filed with the Commission on October 21, 2016.
(7)	Previously filed with and incorporated herein by this reference the Company’s Form 8K filed with the Commission on October 2016.
(8)	Previously filed with and incorporated herein by this reference the Company’s Form 8K, filed with the Commission on November 29, 2016.
(9)	Previously filed with and incorporated herein by this reference the Company’s Form 8K, with the Commission on November 29, 2016.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABCO ENERGY, INC.

Date: April 17, 2017	By: /s/ CHARLES O’DOWD
Charles O’Dowd
Chief Executive Officer

Date: April 17, 2017	By: /s/ CHARLES O’DOWD
Charles O’Dowd
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Position	Name

April 17, 2017	Chief Executive Officer, Chief Financial Officer and Director	/s/ CHARLES O’DOWD
Charles O’Dowd

April 17, 2017	Director	/s/ Wayne Marx
Wayne Marx