Form 10-Q
period 2017-03-31
ABCO Energy, Inc.
filed 2017-05-22
CIK 1300938

As Filed with the Securities and Exchange Commission on May 22, 2017
File No:  000-55235

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING MARCH 31, 2017

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definition of “law accelerated filed,” “accelerated filed,” “Smaller reporting company,” and “emerging growth company” in Rule 12b of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark (if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

 Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by the court. Yes ☐ No ☐ N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of  May 19, 2017 we had 44,493,272 shares of common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.     Financial Statements
ABCO ENERGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED

MARCH 31, 2017

ABCO ENERGY, INC.
 CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2017 Unaudited	December 31 2016 Audited
Current Assets
Cash	$19,566	$12,534
Accounts receivable on completed projects	16,092	43,292
Costs and estimated earnings on contracts in progress	171,351	60,349
Inventory	46,679	46,701
Prepaid fees and expenses	151,846	151,846
Total Current Assets	$405,534	$314,722
Fixed Assets
Vehicles, office furniture & equipment – net of accumulated depreciation	26,827	29,726
Other Assets
Investment in long term leases	11,121	11,984
Security deposits	1,800	1,800
Total Other Assets	12,921	13,784
Total Assets	$445,282	$358,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$420,736	$472,210
Billings in excess of costs on incomplete projects	197,608	5,229
Current portion of long term debt	2,993	4,400
Convertible debentures – net of discount	146,608	40,411
Derivative liability on convertible debentures	325,235	397,722
Notes payable – merchant loans	138,762	150,342
Notes payable – related parties	177,171	177,347
Total Current Liabilities	1,409,113	1,247,661

Long term debt, net of current portion		-
Total Liabilities	1,409,113	1,247,661

Commitments and contingencies	0	0

Stockholders’ Deficit:
Common stock, 50,000,000 shares authorized, $0.001 par value, 26,871,876 and 26,871,876 outstanding at March 31, 2017 and December 31, 2016, respectively.	26,872	26,872
Common shares sold not issued	69,823
Additional paid-in capital	3,018,971	3,023,926
Accumulated deficit	(4,079,497)	(3,940,227)
Total Stockholders’ Deficit	(963,831)	(889,429)
Total Liabilities and Stockholders’ Deficit	$445,282	$358,232

See accompanying notes to the unaudited consolidated financial statements.

ABCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Revenues	$212,806	$230,195
Cost of Sales	190,369	195,075

Gross Profit	22,437	35,120
Operating Expenses:
Selling, General & Administrative	155,176	184,228

Income (Loss) from operations	(132,739)	(149,108)
Other expenses
Interest on notes payable	16,189	28,577
Change in derivative valuation (Gain) Loss	(72,486)	102,288
Derivative valuation interest expense (Finance fees)	63,094	-
Total other income expense	(6,797)	(130,865)

Net (Loss) before provision for income taxes	(139,536)	(279,973)
Provision for income tax	-	-

Net Income (loss) applicable to common shareholders	$(139,536)	$(279,973)

Net Income (loss) per share (Basic and fully diluted)	$(0.01)	$(0.01)

Weighted average number of common shares used in the calculation	26,871,949	3,120,328

See accompanying notes to the financial statements.

ABCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	March 31,	March 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(139,536)	$(279,973)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,899	3,420
Changes in operating assets and liabilities:
Current period change in derivative debt discount	106,196	102,288
Derivative charge to finance fees	(72,486)	-
Accounts receivable on completed projects	27,200	170,865
Costs and estimated earnings in excess of billings on contracts in progress	(111,002)	-
Billings in excess of costs on incomplete contracts	192,379	-
Inventory	285	482
Accounts payable and accrued expenses	(51,474)	(75,934)
Net cash used in operating activities	(45,539)	(78,852)

Cash Flows from Investing Activities:
Proceeds from investments in long term leases	865	158
Product and lease deposits	-	1,845

Net cash provided by (used for) investing activities	865	2,003

Cash Flows from Financing Activities:
Proceeds from sale of common stock – net of expenses	64,868	39,352
Merchant loans – net of principal payments	(11,579)	126,659
Proceeds of related party notes payable	(176)	30,558
Payments on long term debt	(1,407)	(1,189)
Net cash provided by financing activities	51,706	195,380

Net increase (decrease) in cash	7,032	118,531
Cash, beginning of period	12,534	40,035
Cash, end of period	$19,566	$158,566

Supplemental disclosures of cash flow information:
Cash paid for interest	$16,189	$28,577

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

The Company prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles in the United States. However, the Company has recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first Three Months of 2017. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2016. The income statement for the Three Months ended March 31, 2017 cannot necessarily be used to project results for the full year.

Note 2      Summary of Significant Accounting Policies

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

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as convertible features in convertible debts or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the binomial option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments, such as warrants, are also valued using the binomial option-pricing model.

Note 3      Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company incurred accumulated net losses from inception through the period ended March 31, 2017 of $(4,079,497), which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4     Inventory

Inventory of construction supplies not yet charged to specific projects was $46,679 and $46,701 as of March 31, 2017 and December 31, 2016, respectively. The Company values items of inventory at the lower of cost or market and uses the first in first out method to charge costs to jobs.

Note 5      Note Payable – Officers, Directors and Related Parties

Officer loans are demand notes totaling $177,171 and $177,347, respectively, as of March 31, 2017 and December 31, 2016.  These notes provide for interest at 12% per annum and are unsecured.  Notes payable to the Directors resulted in interest charges of $5,244   and $11,699 for the periods ended March 31. 2017 and December 31, 2016, respectively.  Other related party notes totaled $59,470 at March 31, 2017 for loans from a person who is neither an officer or director.

Related party notes payable as of March 31, 2017and December 31, 2016 consists of the following:

Description	March 31, 2017	December 31, 2016
Notes payable – Director bearing interest at 12% per annum, unsecured, demand notes.	$60,000	$60,000
Note payable - Officer bearing interest at 12% per annum, unsecured, demand note	57,701	53,501
Note payable – other bearing interest at 12% per annum, unsecured, demand note.	59,470	63,846
Total	$177,171	$177,347

The first note in the amount of $60,000 provides for interest at 12% per annum and is unsecured.  This note resulted in an interest charge of $19,876 accrued and unpaid at December 31, 2016.

The second note was increased by loans of $30,557 and $33,000 during the period ended December 31, 2016. A repayment of $20,000 was made in December 2016.which decreased the total note to $53,501 as of December 31, 2016.  Another loan was made in February 2017 in the amount of $4,200. The note is an unsecured demand note and bears interest at 12% per annum. This note resulted in an interest charge of $7,496 accrued and unpaid at March 31, 2017.

The third note is from a related party and has a current balance of $59,470 as of March 31, 2017.  The note is an unsecured demand note and bears interest at 12% per annum. This note resulted in an interest charge of $7,013 accrued and unpaid at March 31, 2017.

Note 6      Short Term Notes Payable

Description	March 31, 2017	December 31, 2016
Note payable – Orchard Street Funding – This loan was paid off in January, 2016. (1)	$-	$-
Merchant Note payable to Web Bank, borrowed 2-1-16, bearing interest at 23% per annum, unsecured. (1)	82,235	82,323
Merchant Note payable to Quarterspot Lending, borrowed 6-27-16, bearing interest at 31% per annum, unsecured. (2)	39,027	40,474
Merchant note payable to Premier Capital Funding, borrowed 7-12-16, bearing interest at 29% per annum, unsecured. (3)	17,500	27,546
Total	$138,762	$154,743

 (1) On February 1, 2016, the Company financed operations with a loan in the amount of $150,000 from WebBank.  The note is an open credit line with interest rate of 23% maturing in March of 2017.  A portion of the loan was used to pay off a credit loan from Orchard Street Funding in the amount of $44,061.  On August 22, 2016, the Company ceased making payments on this loan and at December 31, 2016 the Company owed $82,235 in principal and accrued interest. This loan is personally guaranteed by an Officer of the Company.  On March 20, 2017, the Company and WebBank agreed to a monthly payment schedule with payment of $2,508 per month until June 20, 2017, paid biweekly. No arrangements have been made for the final payment schedule on this loan beyond that date.  No default notice has been received by the Company on the loan as of March 31, 2017. Payments on this account have been made for the past few months but most of the sums have been applied to interest.

(2) On June 28, 2016, the Company financed operations with a loan in the amount of $43,500 from Quarterspot, a lending institution. The note is an open line with interest rate of approximately 31% maturing in September of 2017. On August 22, 2016, the Company ceased making payments on this loan.  As of December 31, 2016, the Company owed $40,474 in principal and accrued interest.  This loan is not personally guaranteed by an Officer of the Company. On November 30, 2016, the Company and Quarterspot agreed to a monthly payment schedule with payment of $1,500 per month until January 31, 2017. On March 27, 2017, the Company agreed to begin payments of $3,010 per month for twelve months until paid in full.  No arrangements have been made for the final payment schedule on this loan beyond that date.  No default notice has been received by the Company on the loan as of March 31, 2017. Payments on this account have been made for the past few months but most of the sums have been applied to interest.

(4) On July 12, 2016, the Company financed operations with a loan in the amount of $45,000 from Premier Capital Funding, LLC, a lending institution. The note is an open line with interest rate of approximately 29% maturing in November 28, 2016. On August 22, 2016, the Company ceased making payments on this loan.  On October 17, 2016, the Company agreed to pay Premier $4,000 per month for ten months to pay this loan in full. The Company had a total balance of $27,546 as of December 31, 2016.  This loan is personally guaranteed by an Officer of the Company.  No default notice has been received by the Company on the loan as of March 31, 2017.  Payments on this account have been made for the past few months but most of the sums have been applied to interest.

The Company has been negotiating more favorable payment and payoff arrangements for these debts.  If the Company is not successful in this process the note holders may take legal action to collect their respective debt against the Company and/or its officers.

Note 7      Long Term Debt

Long term debt as of March 31, 2017 and December 31, 2016 consisted of the following:

Description	March 31, 2017	December 31, 2016
Note payable to Ascentium Capital, secured by truck, bearing interest at 9% per annum, matures on September 20, 2017. This loan has payments of $469 per month.	$2,993	$4,400
Less current portion of truck loan	(2,993)	(4,400)
Total long term debt net of current portion	$0	$0

Note 8      Fair Value of Financial Instruments

The following is the major category of liabilities measured at fair value on a recurring basis as of March 31, 2017, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	March 31, 2017	December 31, 2016
Derivative Liabilities from Convertible Notes (Level 3)	$325,235	$397,722

Note 9      Stockholder’s Equity

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

During the three-month period ended March 31, 2017 the Company sold but have not yet issued 14,781,250 shares of common stock and received or credited gross proceeds of $139,962.  The expenses of offering totaled $70,139.  The net proceeds of $69,823 were used for working capital, corporate expenses, legal fees and public company expenses.

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

Note 10    Other matters

Legal fees relating to financing activities, blue sky registrations with states and other fund raising expenses were charged to additional paid in capital in the amount $4,900 for the Three Months ended March 31, 2017 and $126,315 during the year ended December 31, 2016.

During the fiscal year ended December 31, 2016 the Company sold 2,486,382 shares in Regulation S offerings to non-US investors. The total proceeds from the offering was $767,234.  Commission and expense reimbursements totaled $441,170. The Company recorded net proceeds totaling $326,064.

Stock subscriptions executed under an earlier offering included a provision whereby ABCO agrees to pay a dividend (defined as interest) of from 6% to 12% of the total amount invested for a period of one year from receipt of the invested funds. This dividend (defined as interest) is allocated between the broker and the investor with amounts paid to the broker treated as a cost of the offering and netted against additional paid in capital and amounts paid to the investor treated as interest expense. The balance of accrued interest at March 31, 2017 and December 31, 2016 amounted to $49,290 and no payments have been made during the current period.

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

Effective June 30, 2016, the Company entered into a Consulting Agreement (“CA”) with Joshua Tyrell (“Tyrell”) which provides for Tyrell to assist in various business development activities on behalf of the Company, including but not limited to realizing new business opportunities.  In consideration for rendering such services, Tyrell was issued 1,500,000 free trading shares of Company common stock.  The CA has a six month term expiring on March 31, 2017.  On November 7, 2016 and on November 30, 2016, the CA was amended to provide for the payment of an additional 6,300,000 and an additional 5,000,000 free-trading shares, respectively to Tyrell for services rendered due to the huge trading volume of the derivative conversions and to extend the term of the CA to twelve (12) months ending November 7, 2017.  The consultant received a total of 14,300,000 (1,430,000 post reverse split) shares of free trading and restricted common stock valued at $91,600.

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

Note 11    Income Tax

The company has net operating loss carryforwards as of March 31, 2017 totaling approximately $3,624,1501.  A deferred tax benefit of approximately $1,232,211 has been offset by a valuation allowance of the same amount as its realization is not assured.

Note 12    Subsequent Events

During the period April 1, 2017 through May 19, 2017 the Company sold 2,840,000 shares of restricted common stock for gross proceeds of $19,985 and net proceeds of $10,712.  In addition, the Company sold 14,781,250 restricted shares of common stock between January 1, 2017 and March 31, 2017.  None of the above restricted shares have been issued as it is the Company’s policy to issue shares when the restrictions can be removed.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW

THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THREE MONTHS ENDED MARCH 31, 2016.

Our discussion of operating results for the Three months ended March 31, 2017 and March 31, 2016 are presented below with major category details of revenue and expense including the components of operating expenses.

Sales consist of photovoltaic products, electrical services and LED lighting products and installation during both periods for the three months ended March 31, 2017 and for the three months ended March 31, 2016.

Sales for the three months ended March 31, 2017 were $ 212,806 as compared to $230,195 for the same three months in 2016.  This is an decrease of 17,389 or 7.6 % below the 2016 sales. The Solar sales revenue in 2017 and 2016 reflected seasonal and changing market conditions in the financing of solar installations and competition from the public utilities in the Arizona markets.  When the utilities in Arizona cancelled or substantially reduced the rebate programs, the financing or leasing companies were able to reduce the financial requirements by accepting the rebates as partial payments were no longer able to make loans or lease that required no money down or longer terms for their finance products.  This severally reduced the opportunities for sales and reduced gross margins substantially.  Without available financing, the sales of solar products became even more difficult.  The prices of solar products were reduced in 2017 and 2016 to offset the reduction or elimination of rebates and the market has recovered from this time.  ABCO has worked diligently to overcome these changes by focusing on commercial applications and the increased interest of business and government in the LED lighting contracts.

Cost of sales was 90% of revenues in 2017 and 85% of revenues in 2016.   Gross margins were 10% of revenue in 2017 and 15% of revenue for the three months of 2016.  During 2017 and 2016 we have been offering new products and have found our entry market prices for steel parking structures have added gross margins higher than usual because we use outside contractors for the entire projects.  Our gross profit reflects this decision.  We feel that we have made progress in entering the parking shade markets and that our gross margins will stabilize as growth lowers these margins in the future.

Total selling, general and administrative expenses were 73% of revenues in 2017 and 80% of revenues for the same period in 2016.  Net loss for the three-month period ended March 31, 2017 was $(139,536) as compared to the net loss of $(279,973) for the same three- month period ended March 31, 2016.  Our operating expenses for this period were lower as a percentage of revenue and lower by $28,451 than the comparative period in 2016. The interest expense during the period ended March 31, 2017 was lower by $12,388 than in the period ended March 31, 2016 due mostly to the working capital provision of merchant loans and convertible debt.  Interest on derivative liabilities of convertible debentures increased by $16,085 during the current period as compared to the prior year. This combination of factors decreased the operating loss for the period ending March 31, 2017 by $(140,437) as compared to March 31, 2016, due almost entirely by the change in derivative valuation and finance fees.  This change amounted to $92,896 for the current period.  Since our year to date revenues are lower than the previous year, this resulted in lower operating expenses as a percentage of total revenue.

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

STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

During the three months ended March 31, 2017 our net cash used by operating activities was $(45,539) and comparatively the net cash used by operating activities in the three months ended March 31, 2016 was $(78,852).  Net cash used by operating activities in the period ended March 31, 2017 consisted primarily of net loss from operations of $(139,536) for 2017 as compared to $(279,973) for 2016.  Depreciation adjustments were of non-cash expenses were $2,899 and $3,420 for each period respectively. Derivative portion of convertible debt accounted for charges to income for future changes in value of the underlying stock in the amount of $33,710 for the period ended March 31, 2017.  None of this expense will be realized if this debt is retired before maturity.  The Company experienced a decrease in accounts payable of $51,474 and a decrease of $75,934 for each period respectively.  This is primarily due to the Company’s ability apply cash receipts from investors and operations to pay past and current creditors during each period. Accounts receivable decreased by $83,802, net of adjustments for contracts in process, during the period ended March 31, 2017 due to rapid increases in contracts at the end of the period.

Net cash used for investing activities for the periods ended March 31,2017 and 2016 was $865 and $2,003 respectively due to receipt of principal on leases and equipment acquisitions.

Net cash provided by financing activities for the periods ended March 31, 2017 and 2016 was $51,706 and $195,380 respectively. Net cash provided by financing activities for 2017 and 2016 resulted primarily from the sale of common stock, loans from a financial institution and loans from a Director. Cash provided by financing activities during the periods ended March 31, 2017 were primarily from the sale of common stock and loans from financial institutions. The total principal paid on the two current period loans is $11,579.   Any future conversions will increase the number of shares outstanding and the Stockholders Equity by the amount of the original investment. Management intends to retire these notes before maturity.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements have been for carrying cost of accounts receivable after completion of contracts.  The industry habitually requires the solar contractor to wait for the utility approval in order to be paid for the contracts. This process can easily exceed 90 days and sometimes requires the contractor to pay all or most of the cost of the project without assistance from suppliers. Our working capital at March 31, 2017 was $(1,003,579) and it was $(932,939) at December 31, 2016.  This decrease of $70,640 was primarily due to losses from operations during the period ended March 31, 2017 and adjustments for possible future losses on derivative conversions.  Bank financing has not been available to the Company but we have been able to increase our credit lines with our suppliers because of good credit.  There are no material covenants on our credit lines, normally due in 30 days, since they are standard in the industry and the balances vary on a daily basis. Most are personally guaranteed by the Officer of the Company.

We have been able to borrow $4,200 from one of our Directors to increase working capital during the period end March 31, 2017 bringing the total borrowed from Directors and officers to $177,171. There are no existing agreements or arrangement with any Director to provide additional funds to the Company.

During the three months period ended March 31, 2017 or the last fiscal year ended December 31, 2016 there were no transactions, or proposed transactions, which have materially affected or will materially affect the Company in which any director, executive officer or beneficial holder of more than 5% of the outstanding common, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

PLAN OF OPERATIONS

Based on our current financial position, we cannot anticipate whether we will have sufficient working capital to sustain operations for the next year if we do not raise additional capital.  We will not, however, be able to reach our goals and projections for multistate expansion without a cash infusion.   We have been able to raise sufficient capital through the sale of our common shares and we have incurred substantial increases in debt from our trade creditors in the normal course of business.   Management will not expand the business until adequate working capital is provided.  Our ability to maintain sufficient liquidity is dependent on our ability to attain profitable operations or to raise additional capital. We have no anticipated timeline for obtaining neither additional financing nor the expansion of our business.  We will continue to keep our expenses as low as possible and keep our operations in line with available working capital as long as possible.  There is no guarantee that the Company will be able to obtain adequate capital from any sources, or at all.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Not Applicable to Smaller Reporting Companies.

Item 4.     Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including the Company’s Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms. Based upon that evaluation, the Chairman/CEO and the Chief Financial Officer concluded that our disclosure controls and procedures are not currently effective in timely alerting them to material information relating to the Company required to be included in the Company’s period SEC filings. The Company is attempting to expand such controls and procedures, however, due to a limited number of resources the complete segregation of duties is not currently in place.

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

Item 1A.  Risk Factors

Not Applicable.

Item 2.     Unregistered Sale of Equity Securities and Use of Proceeds

During the three-month period ended March 31, 2017 the Company sold but have not yet issued 14,781,250 shares of common stock and received or credited gross proceeds of $139,962.  The expenses of offering totaled $70,139.  The net proceeds of $69,823 were charged to “shares to be issued on the Balance Sheet and the funds were used for working capital, corporate expenses, legal fees and public company expenses.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures.

Not Applicable

Item 5.     Other Information

Not Applicable

Item 6.     Exhibits

Exhibits Index

10(a)	12% $40,000 Convertible Note dated March 16, 2016 (1)
10(b)	8% $25,000 Convertible Note dated March 23, 2016 (1)
10(c)	10% $55,000 Convertible Note dated April 1, 2016 (2)
10(d)	5% $42,000 Convertible Note dated April 5, 2016 (2)
10(e)	10% $40,000 Convertible Note dated May 3, 2016 (2)
10(f)	$30,000 Convertible Note dated May 6, 2016 (2)
10(g)	8% $30,000 Convertible Note dated May 6, 2016 (4)
10(h)	Consulting Agreement between ABCO Energy, Inc. and Benchmark Advisory Partners effective September 20, 2016 (5)
10(i)	Agreement effective October 19, 2016 between the Company and Joshua Tyrell (5)
10(j)	Amendment No. 1 to Consulting Agreement effective November 11, 2016 between the Company and Joshua Tyrell (6)
10(k)	Securities Purchase Agreement dated as of November 7, 2016 between the Company and Blackbridge Capital Growth Fund (6)
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Presentation Linkbase Document
 ________________________
(1)	Previously filed with the Company’s Form 10-K, File No. 000-55235, filed with the Commission on April 11, 2016, and incorporated herein by this reference as an exhibit to this Form 10-Q.
(2)	Filed herewith.
(3)	Previously filed with and incorporated herein by this reference the Company’s Form 8K, filed with the Commission on October 21,2016.
(4)	Previously filed with and incorporated herein by this reference the Company’s Form 8K filed with the Commission on October 2016.
(5)	Previously filed with and incorporated herein by this reference the Company’s Form 8K, filed with the Commission on November 29, 2016.
(6)	Previously filed with and incorporated herein by this reference the Company’s Form 8K, with the Commission on November 29, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

May 22, 2017

ABCO ENERGY, INC

/s/ Charles O’Dowd
Charles O’Dowd
Title: President &
Chief Executive Officer (CEO)

/s/ Charles O’Dowd
Charles O’Dowd
Chief Financial Officer (CFO)
Principal Accounting Officer (PAO)