Form 10-Q
period 2017-06-30
ABCO Energy, Inc.
filed 2017-08-21
CIK 1300938

As Filed with the Securities and Exchange Commission on August  21, 2017

File No:  000-55235
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING JUNE 30, 2017

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
 As of  August 21, 2017 we had 36,145,348 shares of common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.     Financial Statements
ABCO ENERGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED

JUNE 30, 2017

Consolidated Balance Sheets: As of June 30, 2017 (Unaudited), and as of December 31, 2016 (Audited)	4

Consolidated Statements of Operations: For the Three Months Ended June 30, 2017 (Unaudited) and June 30, 2016 (Unaudited) and the Six months ended June 30, 2017 (Unaudited) and June 30 2016 (Unaudited)	5

Consolidated Statements of Cash Flows: For the Six Months Ended June 30, 2017 and June 30, 2016 (Unaudited)	6

Notes to the Consolidated Financial Statements (Unaudited)	7

ABCO ENERGY, INC.
 CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2017 Unaudited	December 31, 2016 Audited
Current Assets
Cash	$1,544	$12,534
Accounts receivable on completed projects	50,334	43,292
Costs and estimated earnings on contracts in progress	229,096	60,349
Inventory	43,914	46,701
Prepaid fees and expenses	155,168	151,846
Total Current Assets	$480,056	$314,722
Fixed Assets
Vehicles, office furniture & equipment – net of accumulated depreciation	25,336	29,726
Other Assets
Investment in long term leases	11,689	11,984
Security deposits	1,800	1,800
Total Other Assets	13,489	13,784
Total Assets	$518,881	$358,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$432,092	$477,439
Current portion of long term debt	1,819	4,400
Convertible debentures – net of discount	199,237	40,411
Derivative liability on convertible debentures	275,766	397,722
Notes payable – merchant loans	136,852	150,342
Notes payable – related parties	179,100	177,347
Total Current Liabilities	1,224,866	1,247,661

Long term debt, net of current portion	-	-
Total Liabilities	1,224,866	1,247,661

Commitments and contingencies	0	0

Stockholders’ Deficit:
Common stock, 50,000,000 shares authorized, $0.001 par value, 36,145,348 and 26,871,876 issued and outstanding at June 30, 2017 and December 31, 2016, respectively.	36,145	3,006
Common shares sold not issued	178,169	23,866
Additional paid-in capital	2,961,616	3,023,926
Accumulated deficit	(3,881,915)	(3,940,227)
Total Stockholders’ Deficit	(705,985)	(889,429)
Total Liabilities and Stockholders’ Deficit	$518,881	$358,232

See accompanying notes to the unaudited consolidated financial statements.

ABCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	For the Three Months Ended		For The Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues	$690,018	$135,333	$902,824	$365,528
Cost of Sales	291,751	305,414	482,120	500,489
Gross Profit	398,267	(170,081)	420,704	(134,961)
Operating Expenses:
Selling, General & Administrative	161,819	189,118	316,995	373,346
Income (Loss) from operations	236,448	(359,199)	103,709	(508,307)
Other expenses
Interest on notes payable	(25,114)	(26,282)	(41,303)	(54,859)
Derivative valuation interest expense	49,470	(506,636)	121,956	(506,636)
Derivative amortization of interest expense	(62,956)	49,715	(126,050)	(52,573)
Total Other (Expenses) Income	(38,600)	(483,203)	(45,397)	(614,068)

Net income (Loss) before provision for income taxes	197,848	(842,402)	58,312	(1,122,375)
Provision for income taxes	-	-	-	-

Net Income (loss)	$197,848	$(842,402)	$58,312	$(1,122,375)
Net Income (loss) per share (Basic and fully diluted)	$0.01	$(0.01)	$0.01	$(0.01)

Weighted average number of common shares used in the calculation including shares to be issued	52,093,022	32,432,543	44,697,949	31,850,325

See accompanying notes to the unaudited consolidated financial statements

ABCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	June 30,	June 30,
	2017	2016
Cash Flows from Operating Activities:
Net Income (loss)	$58,312	$(1,122,375)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	4,390	6,675
Changes in operating assets and liabilities:
Change in derivative liability on convertible debt	(121,956)	493,114
Increase (Decrease) in Accounts receivable on completed projects	(7,042)	(39,517)
Decrease in accounts receivable on incomplete projects	(168,747)	212,838
Increase in prepaid expenses	(3,322)	-
Change in inventory	2,787	2,196
Increase (decrease) in accounts payable and accrued expenses	(45,347)	(44,901)
Net cash used in operating activities	(280,925)	(491,970)

Cash Flows from Investing Activities:
Proceeds from investments in long term leases	295	320
Product and lease deposits	-	1,845

Net cash provided by (used for) investing activities	295	2,165

Cash Flows from Financing Activities:
Loans from directors and other related parties	1,753	67,758
Proceeds from sale of common stock – net of expenses	125,132	13,407
Loans from financial institutions - net of principal payments	(16,071)	31,642
Proceeds from convertible debentures	158,826	234,777
Proceeds from billings in excess of costs on incomplete projects	-	120,388
Net cash provided by financing activities	269,640	467,972

Net increase (decrease) in cash	(10,990)	(21,833)
Cash, beginning of period	12,534	40,035
Cash, end of period	$1,544	$18,202

Supplemental disclosures of cash flow information:
Cash paid for interest	$41,303	$54,859
Note conversion to common shares during 2017	7,475

See accompanying notes to the unaudited consolidated financial statements

ABCO ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2017
(UNAUDITED)

Note 1      Overview and Description of the Company

ABCO Energy, Inc. was organized on July 29, 2004 and operated until July 1, 2011 as Energy Conservation Technologies, Inc. (ENYC).  On July 1, 2011 ENYC entered into a share exchange agreement (SEA) with ABCO Energy and acquired all of the assets of ABCO.  ENYC changed its name to ABCO Energy, Inc. on October 31, 2011.  The Company is in the Photovoltaic (PV) solar systems industry and is an electrical product and services supplier.

ABCO Solar, Inc. is an Arizona corporation and a wholly owned subsidiary of ABCO Energy. Inc.  ABCO Solar is the wholly owned operating  subsidiary  of the company and does the sales and installation of all of its contracting business.  ABCO Solar also sells and installs commercial lighting and energy conservation equipment like generators and energy efficient air conditioning for commercial and residential customers.

Alternative Energy Finance Corporation (AEFC)

AEFC is a wholly owned subsidiary of ABCO Energy.  AEFC provides financing for solar systems for customers and finances its company owned systems from its own cash.  Long term leases recorded on the consolidated financial statements were $11,689 and $11,984 at June 30, 2017 and December 31, 2016 respectively. On July 26, 2017, AEFC filed a Regulation D offering with the Securities and Exchange Commission to begin the sale of shares for investor participation in a newly formed Limited Liability Company Alternative Energy Solar Fund #1, LLC (AESF).  AESF is an Arizona LLC and the Fund has filed Blue Sky registrations in Arizona, Nevada, California and Colorado and intends to file in several other states.

The AESF Offering

The Fund offers sophisticated investors the opportunity to participate in a strategic solar investment in the ownership of projects installed on commercial, industrial, residential, non-profit and governmental buildings and land portfolios to be developed or acquired for the Fund by the Solar Project Developer (AEFC) (the “Portfolio” as defined herein). The Solar Project Developer, AEFC, has identified several solar projects that it intends to place under contract for development which are intended to provide long term investment cash returns and significant short term tax benefits to tax equity investors.  These projects are currently available for transferring into the Fund. The Solar Project Developer has also solicited and found several projects that have become available from non-affiliated developers that would become investment candidates for the Fund.

The Company prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles in the United States. However, the Company has recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first six Months of 2017. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Note 3      Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company incurred accumulated net losses from inception through the period ended June 30, 2017 of $(3,881,915), which raises substantial doubt about the Company’s ability to continue as a going concern.

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

 Note 4     Inventory

Inventory of construction supplies not yet charged to specific projects was $43,914 and $46,701 as of June 30, 2017 and December 31, 2016, respectively. The Company values items of inventory at the lower of cost or market and uses the first in first out method to charge costs to jobs.

Note 5      Note Payable – Officers, Directors and Related Parties

Related party loans are demand notes totaling $179,100 and $177,347, respectively, as of June 30, 2017 and December 31, 2016.  These notes provide for interest at 12% per annum and are unsecured.  Other related party notes totaled $61,399 at June 30, 2017 for loans from a person who is neither an officer or director.

Related party notes payable as of June 30, 2017and December 31, 2016 consists of the following:

Description	June 30, 2017	December 31, 2016
Notes payable – Director bearing interest at 12% per annum, unsecured, demand notes.	$60,000	$60,000
Note payable - Officer bearing interest at 12% per annum, unsecured, demand note	57,701	53,501
Note payable – other bearing interest at 12% per annum, unsecured, demand note.	61,399	63,846
Total	$179,100	$177,347

The first note in the amount of $60,000 provides for interest at 12% per annum and is unsecured.  This note has an accrued and unpaid interest charge of $23,472 and $19,876 at June 30, 2017 and December 31, 2016 respectively.

The second note was increased by another loan in February 2017 in the amount of $4,200. The note is an unsecured demand note and bears interest at 12% per annum. This note has an accrued and unpaid interest charge of $9,143 and $5,812 at June 30, 2017 and December 31, 2016 respectively.
.
The third note is from a related party and has a current balance of $61,399 as of June 30, 2017 which changes with credit card transactions during each period.  The note is an unsecured demand note and bears interest at 12% per annum. This note has an accrued and unpaid interest charge of $8,997 and $5,254 at June 30, 2017 and December 31, 2016 respectively.

Note 6      Short Term Notes Payable

Description	June 30, 2017	December 31, 2016
Merchant Note payable to Web Bank, borrowed 2-1-16, bearing interest at 23% per annum, unsecured. (1)	$80,632	$82,323
Merchant Note payable to Quarterspot Lending, borrowed 6-27-16, bearing interest at 31% per annum, unsecured. (2)	32,760	40,474
Merchant note payable to Premier Capital Funding, borrowed 7-12-16, bearing interest at 29% per annum, unsecured. (3)	23,460	27,545
Total	$136,852	$150,342

(1) On February 1, 2016, the Company financed operations with a loan in the amount of $150,000 from WebBank.  The note is an open credit line with interest rate of 23% maturing in March of 2017.  A portion of the loan was used to pay off a credit loan from Orchard Street Funding in the amount of $44,061.  On August 22, 2016, the Company ceased making payments on this loan and at June 30, 2017 the Company owed $80,632 in principal and accrued interest. This loan is personally guaranteed by an Officer of the Company.  On March 20, 2017, the Company and WebBank agreed to a monthly payment schedule with payment of $2,508 per month until June 20, 2017, paid biweekly. No arrangements have been made for the final payment schedule on this loan beyond that date.  No default notice has been received by the Company on the loan as of June 30, 2017. Payments on this account have been made for the past few months but most of the sums have been applied to interest.

(2) On June 28, 2016, the Company financed operations with a loan in the amount of $43,500 from Quarterspot, a lending institution. The note is an open line with interest rate of approximately 31% maturing in September of 2017. On August 22, 2016, the Company ceased making payments on this loan.  As of June 30, 2017, the Company owed $32,760 in principal and accrued interest.  This loan is not personally guaranteed by an Officer of the Company. On November 30, 2016, the Company and Quarterspot agreed to a monthly payment schedule with payment of $1,500 per month until January 31, 2017. On March 27, 2017, the Company agreed to begin payments of $3,010 per month for twelve months until paid in full.  No arrangements have been made for the final payment schedule on this loan beyond that date.  No default notice has been received by the Company on the loan as of June 30, 2017. Payments on this account have been made for the past few months but most of the sums have been applied to interest.

(3) On July 12, 2016, the Company financed operations with a loan in the amount of $45,000 from Premier Capital Funding, LLC, a lending institution. The note is an open line with interest rate of approximately 29% maturing in November 28, 2016. On August 22, 2016, the Company ceased making payments on this loan.  On October 17, 2016, the Company agreed to pay Premier $4,000 per month for ten months to pay this loan in full. The Company had a total balance of $23,460 as of June 30, 2017.  This loan is personally guaranteed by an Officer of the Company.  No default notice has been received by the Company on the loan as of June 30, 2017.  Payments on this account have been made for the past few months but most of the sums have been applied to interest. This loan was paid in full at July 31, 2017.

The Company has been negotiating more favorable payment and payoff arrangements for these debts.  If the Company is not successful in this process the note holders may take legal action to collect their respective debt against the Company and/or its officers.

Note 7      Long Term Debt

Long term debt as of June 30, 2017 and December 31, 2016 consisted of the following:

Description	June 30, 2017	December 31, 2016
Note payable to Ascentium Capital, secured by truck, bearing interest at 9% per annum, matures on September 20, 2017. This loan has payments of $469 per month.	$1,819	$4,400
Less current portion of truck loan	(1,819)	(4,400)
Total long term debt net of current portion	$0	$0

Note 8      Fair Value of Financial Instruments

The following is the major category of liabilities measured at fair value on a recurring basis as of June 30, 2017, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	June 30, 2017	December 31, 2016
Derivative Liabilities from Convertible Notes (Level 3)	$275,766	$397,722

Note 9      Stockholder’s Equity

From October 7, 2016 through December 31, 2016, the Company issued an aggregate of 19,872,739  shares of its common stock upon conversions of six different convertible notes at conversion prices ranging from $0.0015 to $0.0047 per share. All share figures contained in this filing have been adjusted to reflect Post Reverse Stock Split numbers. As a result of such issuances, all six [6] of the notes have paid in full as of that date.  The Company recorded $424,878 for the equity infusion provided by these notes.

During the six-month period ended June 30, 2017 the Company sold an aggregate of 33,143,250 shares of common stock and received or credited gross proceeds of $280,871. Of such  shares, 26,362,000 were not issued because  of the lack of a sufficient  number of authorized shares. The Company’s Articles of Incorporation were amended on August 17, 2017 to  increase the authorized  shares  from 50,000,000 shares to 1,000,000,000 shares after the Company Shareholders  authorized such  Amendment  at a Special Meeting held on August 17, 2017. Expenses of this  offering totaled $162,855.  The net proceeds of $118,016 were used for working capital, corporate expenses, legal fees and public company expenses. The unissued shares with equity valuation of $178,169 will be issued after the special meeting.

The Board of Directors of the Company  approved a reverse stock split of its common stock, at a ratio of 1-for-10 (the “Reverse Stock Split”) in November of 2016.  The Reverse Stock Split became effective with FINRA (the Financial Industry Regulatory Authority) and in the marketplace on January 13, 2017 (the “Effective Date”), whereupon the shares of common stock began trading on a split adjusted basis.  On the Effective Date, the Company’s trading symbol was changed to “ABCED” for a period of 20 business days, after which the “D” was removed from the Company’s trading symbol, and it reverted to the original symbol of “ABCE”.  In connection with the Reverse Stock Split, the Company’s CUSIP number changed to 00287V204.  On the Effective Date, the total number of shares of the Company’s Common Stock held by each stockholder was converted automatically into the number of whole shares of Common Stock equal to (i) the number of issued and outstanding shares of Common Stock held by such stockholder immediately prior to the Reverse Stock Split, divided by (ii) 10.  No fractional shares were issued, and no cash or other consideration was paid.  The Company issued one whole share of the post-Reverse Stock Split Common Stock to all stockholders who otherwise would have received a fractional share because of the Reverse Stock Split.

As a result of the Reverse Stock Split the number of authorized shares of common stock was reduced to 50,000,000 from 500,000,000 shares.  At  a Special Meeting of Stockholders held on August 17, 2017 , Company shareholders authorized an amendment to the Articles of Incorporation to increase the authorized capital to 1,000,000,000 common shares and 100,000,000 preferred shares. The Amendment was filed with the Nevada Secretary of State on August 17, 2017.

Note 10    Other matters

Legal fees relating to financing activities, blue sky registrations with states and other fund raising expenses were charged to additional paid in capital in the amount $11,900 for the six months ended June 30, 2017 and $126,315 during the year ended December 31, 2016.

During the fiscal year ended December 31, 2016 the Company sold 2,486,382 shares in Regulation S offerings to non-US investors. The total proceeds from the offering was $767,234.  Commission and expense reimbursements totaled $441,170. The Company recorded net proceeds totaling $326,064.

Stock subscriptions executed under an earlier offering included a provision whereby ABCO agrees to pay a dividend (defined as interest) of from 6% to 12% of the total amount invested for a period of one year from receipt of the invested funds. This dividend (defined as interest) is allocated between the broker and the investor with amounts paid to the broker treated as a cost of the offering and netted against additional paid in capital and amounts paid to the investor treated as interest expense. The balance of accrued interest at June 30, 2017 and December 31, 2016 amounted to $49,290 and no payments have been made during the current period.

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

Effective June 30, 2016, the Company entered into a Consulting Agreement (“CA”) with Joshua Tyrell (“Tyrell”) which provided for Tyrell to assist in various business development activities on behalf of the Company, including but not limited to realizing new business opportunities.  In consideration for rendering such services, Tyrell was issued 150,000 free trading shares of Company common stock.  The CA had a six month term expiring on June 30, 2017.  On November 7, 2016 and on November 30, 2016, the CA was amended to provide for the payment of an additional 630,000 and an additional 500,000 free-trading shares, respectively to Tyrell for services rendered due to the huge trading volume of the derivative conversions and to extend the term of the CA to twelve (12) months ending November 7, 2017.  The consultant received a total of 1,430,000 shares of free trading and restricted common stock valued at $91,600.

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

Note 11    Income Tax

The company has net operating loss carryforwards as of June 30, 2017 totaling approximately $3,877,821.  A deferred tax benefit of approximately $1,318,459 has been offset by a valuation allowance of the same amount as its realization is not assured.

Note 12    Subsequent Events

During the period July 1, 2017 through August 17, 2017 the Company sold 20,803,570 shares of restricted common stock for gross proceeds of $160,852 and net proceeds of $61,797. These shares will be issued  in the near future  as the authorized number of shares was increased to one billion  shares at the August 17, 2017 special  meeting. See Note 9 above relating to such increase. As discussed in Note 9,  the Company sold  an additional 33,143,250 restricted shares of common stock between January 1, 2017 and June 30, 2017.

The AESF Offering

On July 26, 2017, AEFC filed a Regulation D offering Statement with the Securities and Exchange Commission in order to begin the sale of shares for investor participation in a newly formed Limited Liability Company Alternative Energy Solar Fund #1, LLC (AESF).  AESF is an Arizona LLC and the Fund has filed Blue Sky registration in Arizona, Nevada, California and Colorado and intends to file in several other states.

The Fund offers sophisticated investors the opportunity to participate in a strategic solar investment in the ownership of projects installed on commercial, industrial, residential, non-profit and governmental buildings and land portfolios to be developed or acquired for the Fund by the Solar Project Developer (AEFC) (the “Portfolio” as defined herein). The Solar Project Developer, AEFC, has identified several solar projects that it intends to place under contract for development which are intended to provide long term investment cash returns and significant short term tax benefits to tax equity investors.  These projects are currently available for transferring into the Fund. The Solar Project Developer has also solicited and found several projects that have become available from non-affiliated developers that would become investment candidates for the Fund.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW

THREE MONTHS ENDED JUNE 30, 2017 COMPARED TO THREE MONTHS ENDED JUNE 30, 2016.

Our discussion of operating results for the Three months ended June 30, 2017 and June 30, 2016 are presented below with major category details of revenue and expense including the components of operating expenses.

Sales consist of photovoltaic products, electrical services and LED lighting products and installation during both periods for the three months ended June 30, 2017 and for the three months ended June 30, 2016.

Sales for the three months ended June 30, 2017 were $690,018 as compared to $135,333 for the same three months in 2016.  This is an increase of $554,685 or 410 % above the 2016 sales. The Solar sales revenue in 2017 and 2016 reflected seasonal and changing market conditions in the financing of solar installations and competition from the public utilities in the Arizona markets.  When the utilities in Arizona cancelled or substantially reduced the rebate programs, the financing or leasing companies were able to reduce the financial requirements by accepting the rebates as partial payments were no longer able to make loans or lease that required no money down or longer terms for their finance products.  This severally reduced the opportunities for sales and reduced gross margins substantially.  Without available financing, the sales of solar products became even more difficult.  The prices of solar products were reduced in 2017 and 2016 to offset the reduction or elimination of rebates and the market has recovered from this time.  ABCO has worked diligently to overcome these changes by focusing on commercial applications and the increased interest of business and government in the LED lighting contracts.

Cost of sales was 42% of revenues in 2017 and 85% of revenues in 2016.   Gross margins were 58% of revenue in 2017 and 15% of revenue for the three months of 2016.  During 2017 and 2016 we have been offering new products and have found our entry market prices for steel parking structures have added gross margins higher than usual because we use outside contractors for the entire projects.  Our gross profit reflects this decision.  We feel that we have made progress in entering the parking shade markets and that our gross margins will stabilize as growth lowers these margins in the future.

Total selling, general and administrative expenses were 23% of revenues in 2017 and 80% of revenues for the same period in 2016.  Net income for the three-month period ended June 30, 2017 was $197,848 as compared to the net loss of $(842,402) for the same three- month period ended June 30, 2016.  Our operating expenses for this period were lower as a percentage of revenue and lower by $27,299 than the comparative period in 2016. The interest expense during the period ended June 30, 2017 was lower by $1,168 than in the period ended June 30, 2016 due mostly to the working capital provision of merchant loans and convertible debt.  Interest on derivative liabilities of convertible debentures decreased by $63,094 during the current period as compared to the prior year. This combination of factors increased the operating income for the period ending June 30, 2017 by $1,040,250 compared to June 30, 2016, due almost entirely by the change in derivative valuation and finance fees.  This change amounted to $443,435 for the three month period.  Since our year to date revenues are higher than the previous year, this resulted in lower operating expenses as a percentage of total revenue.

SIX MONTHS ENDED JUNE 30, 2017 COMPARED TO SIX MONTHS ENDED JUNE 30, 2016.

Our discussion of operating results for the six months ended June 30, 2017 and June 30, 2016 are presented below with major category details of revenue and expense including the components of operating expenses.

Sales consist of photovoltaic products, electrical services and LED lighting products and installation during both periods for the six months ended June 30, 2017 and for the six months ended June 30, 2016.

Sales for the six months ended June 30, 2017 were $902,824 as compared to $365,528 for the same six months in 2016.  This is an increase of $537,296 or 247 % above the 2016 sales. The Solar sales revenue in 2017 and 2016 reflected seasonal and changing market conditions in the financing of solar installations and competition from the public utilities in the Arizona markets.  When the utilities in Arizona cancelled or substantially reduced the rebate programs, the financing or leasing companies were able to reduce the financial requirements by accepting the rebates as partial payments were no longer able to make loans or lease that required no money down or longer terms for their finance products.  This severally reduced the opportunities for sales and reduced gross margins substantially.  Without available financing, the sales of solar products became even more difficult.  The prices of solar products were reduced in 2017 and 2016 to offset the reduction or elimination of rebates and the market has recovered from this time.  ABCO has worked diligently to overcome these changes by focusing on commercial applications and the increased interest of business and government in the LED lighting contracts.

Cost of sales was 54% of revenues in 2017 and 137% of revenues in 2016.   Gross margins were 47% of revenue in 2017 and negative for the six months of 2016.  During 2017 and 2016 we have been offering new products and have found our entry market prices for steel parking structures have added gross margins higher than usual because we use outside contractors for the entire projects.  Our gross profit reflects this decision.  We feel that we have made progress in entering the parking shade markets and that our gross margins will stabilize as growth lowers these margins in the future.

Total selling, general and administrative expenses were 35% of revenues in 2017 and 102% of revenues for the same period in 2016.  Net income for the six-month period ended June 30, 2017 was $58,312 as compared to the net loss of $(1,122,375) for the same six-month period ended June 30, 2016.  Our operating expenses for this period were lower as a percentage of revenue and lower by $56,351 than the comparative period in 2016. The interest expense during the period ended June 30, 2017 was lower by $13,556 than in the period ended June 30, 2016 due mostly to the working capital provision of merchant loans and convertible debt.  Interest on derivative liabilities of convertible debentures increased by $73,477 during the current period as compared to the prior year. This combination of factors increased the operating income for the period ending June 30, 2017 by $1,180,687 as compared to June 30, 2016, due to increased sales and by the change in derivative valuation and finance fees.  Since our year to date revenues are higher than the previous year, this resulted in lower operating expenses as a percentage of total revenue.

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

STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

During the six months ended June 30, 2017 our net cash used by operating activities was $(280,925) and comparatively the net cash used by operating activities in the six months ended June 30, 2016 was $(491,970).  Net cash used by operating activities in the period ended June 30, 2017 consisted primarily of net income from operations of $58,312 for 2017 as compared to $(1,122,375) for 2016.  Depreciation adjustments were of non-cash expenses were $4,390 and $6,675 for each period respectively. Derivative portion of convertible debt accounted for charges to income for future changes in value of the underlying stock in the amount of $(121,956) for the period ended June 30, 2017.  None of this expense will be realized if this debt is retired before maturity.  The Company experienced a decrease in accounts payable of $45,347 and a decrease of $44,901 for each period respectively.  This is primarily due to the Company's ability apply cash receipts from investors and operations to pay past and current creditors during each period. Accounts receivable increased by $175,789, net of adjustments for contracts in process, during the period ended June 30, 2017 due to rapid increases in contracts at the end of the period.

Net cash used for investing activities for the periods ended June 30,2017 and 2016 was $295 and $2,165 respectively due to receipt of principal on leases and equipment acquisitions.

Net cash provided by financing activities for the periods ended June 30, 2017 and 2016 was $269,640 and $467,972 respectively. Net cash provided by financing activities for 2017 and 2016 resulted primarily from the sale of common stock, loans from a financial institution and loans from a Director. The total principal paid on the two current period loans is $16,071.   The changes in proceeds from convertible debentures increased by $158,826 and $234,777 for each period respectively.  Any future conversions will increase The proceeds the number of shares outstanding and the Stockholders Equity by the amount of the original investment.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements have been for carrying cost of accounts receivable after completion of contracts.  The industry habitually requires the solar contractor to wait for the utility approval in order to be paid for the contracts. This process can easily exceed 90 days and sometimes requires the contractor to pay all or most of the cost of the project without assistance from suppliers. Our working capital at June 30, 2017 was $(744,810) and it was $(932,939) at December 31, 2016.  This decrease of $188,129 was primarily due to income from operations during the period ended June 30, 2017 and adjustments for possible future losses on derivative conversions.  Bank financing has not been available to the Company but we have been able to increase our credit lines with our suppliers because of good credit.  There are no material covenants on our credit lines, normally due in 30 days, since they are standard in the industry and the balances vary on a daily basis. Most are personally guaranteed by the Officer of the Company.

We have been able to borrow $1,753 from one of our related parties to increase working capital during the period end June 30, 2017 bringing the total borrowed from Directors, officers and related parties to $179,100. There are no existing agreements or arrangement with any Director to provide additional funds to the Company.

During the three months period ended June 30, 2017 or the last fiscal year ended December 31, 2016 there were no transactions, or proposed transactions, which have materially affected or will materially affect the Company in which any director, executive officer or beneficial holder of more than 5% of the outstanding common, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

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

Off Balance Sheet Arrangements:  There are no off balance sheet arrangements with any Directors, Officers or related parties.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Not Applicable to Smaller Reporting Companies.

Item 4.     Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including the Company’s Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms. Based upon that evaluation, the Chairman/CEO and the Chief Financial Officer concluded that our disclosure controls and procedures are not currently effective in timely alerting them to material information relating to the Company required to be included in the Company’s period SEC filings. The Company is attempting to expand such controls and procedures, however, due to a limited number of resources the complete segregation of duties is not currently in place.

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

Item 1A.  Risk Factors

Not Applicable.

Item 2.     Unregistered Sale of Equity Securities and Use of Proceeds

During the six-month period ended June 30, 2017 the Company sold an aggregate of 33,143,250 shares of common stock and received or credited gross proceeds of $280,871. Expenses of offering totaled $162,855.  The net proceeds of $118,016 were used for working capital, corporate expenses, legal fees and public company expenses. Of such  shares, 26,362,000 were not issued because of the lack of a sufficient  number of authorized shares. The Company’s Articles of Incorporation were amended on August 17, 2017 to  increase the authorized  shares  from 50,000,000 shares to 1,000,000,000 shares after the Company Shareholders  authorized such  Amendment  at a Special Meeting held on August 17, 2017. The unissued shares will be issued after the special meeting.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures.

Not Applicable

Item 5.     Other Information

Not Applicable

Item 6.     Exhibits

Exhibits Index

10(a)	12% $40,000 Convertible Note dated March 16, 2016 (1)
10(b)	8% $25,000 Convertible Note dated March 23, 2016 (1)
10(c)	10% $55,000 Convertible Note dated April 1, 2016 (2)
10(d)	5% $42,000 Convertible Note dated April 5, 2016 (2)
10(e)	10% $40,000 Convertible Note dated May 3, 2016 (2)
10(f)	$30,000 Convertible Note dated May 6, 2016 (2)
10(g)	8% $30,000 Convertible Note dated May 6, 2016 (4)
10(h)	Consulting Agreement between ABCO Energy, Inc. and Benchmark Advisory Partners effective September 20, 2016 (5)
10(i)	Agreement effective October 19, 2016 between the Company and Joshua Tyrell (5)
10(j)	Amendment No. 1 to Consulting Agreement effective November 11, 2016 between the Company and Joshua Tyrell (6)
10(k)	Securities Purchase Agreement dated as of November 7, 2016 between the Company and Blackbridge Capital Growth Fund (6)
10(l)	Certificate of Amendment to Articles of Incorporation f iled with the State of Nevada on August 18,2017 (7)
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Presentation Linkbase Document
 ________________________
(1)	Previously filed with the Company’s Form 10-K filed with the Commission on April 11, 2016, and incorporated herein by this reference as an exhibit to this Form 10-Q.
(2)	Previously filed with and incorporated herein by this reference to the Company’s Form 10-Q filed with the Commission on May 22, 2016.
(3)	Previously filed with and incorporated herein by this reference to the Company’s Form 8K, filed with the Commission on October 21,2016.
(4)	Previously filed with and incorporated herein by this reference to the Company’s Form 8K filed with the Commission on October 2016.
(5)	Previously filed with and incorporated herein by this reference to the Company’s Form 8K, filed with the Commission on November 29, 2016.
(6)	Previously filed with and incorporated herein by this reference to the Company’s Form 8K, with the Commission on November 29, 2016.
(7)	Previously filed with and incorporated herein by this reference to the Company’s Form 8K filed with the Commission on August 21, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

August 21, 2017

ABCO ENERGY, INC

/s/ Charles O’Dowd
Charles O’Dowd
Title: President &
Chief Executive Officer (CEO)

/s/ Charles O’Dowd
Charles O’Dowd
Chief Financial Officer (CFO)
Principal Accounting Officer (PAO)