Form 10-Q
period 2017-09-30
ABCO Energy, Inc.
filed 2017-11-20
CIK 1300938

As Filed with the Securities and Exchange Commission on November 20, 2017
File No:  000-55235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 2017

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
As of November 20, 2017, we had 141,134,900 shares of common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.     Financial Statements

ABCO ENERGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2017

Consolidated Balance Sheets: As of September 30, 2017 (Unaudited), and as of December 31, 2016 (Audited)	4

Consolidated Statements of Operations: For the Three Months Ended September 30, 2017 (Unaudited) and September 30, 2016 (Unaudited) and the Nine months ended September 30, 2017 (Unaudited) and September 30 2016 (Unaudited)	5

Consolidated Statements of Cash Flows: For the Nine Months Ended September 30, 2017 and September 30, 2016 (Unaudited)	6

Notes to the Consolidated Financial Statements (Unaudited)	7

ABCO ENERGY, INC.
 CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2017 Unaudited	December 31, 2016 Audited
Current Assets
Cash	$2,141	$12,534
Accounts receivable on completed projects	81,248	43,292
Costs and estimated earnings on contracts in progress	58,270	60,349
Inventory	43,137	46,701
Prepaid fees and expenses	-	151,846
Total Current Assets	$184,796	$314,722
Fixed Assets
Vehicles, office furniture & equipment – net of accumulated depreciation	23,609	29,726
Other Assets
Investment in long term leases	11,451	11,984
Security deposits	1,800	1,800
Total Other Assets	13,251	13,784
Total Assets	$221,656	$358,232

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$500,721	$477,439
Billings in excess of costs and earnings on incomplete projects	32,033	-
Current portion of long term debt	-	4,400
Convertible debenture notes	98,935	40,411
Derivative liability on convertible debentures	175,515	397,722
Notes payable – merchant loans	104,963	150,342
Notes payable – related parties	182,363	177,347
Total Current Liabilities	1,094,530	1,247,661

Long term debt, net of current portion	-	-
Total Liabilities	1,094,530	1,247,661

Commitments and contingencies	-	-

Stockholders' Deficit:
Preferred stock, 100,000,000 shares authorized, $0.001 par value, and 15,000,000 shares issued and outstanding at September 30, 2017 and 0 at December 31, 2016	15,000	-
Common stock, 2,000,000,000 shares authorized, $0.001 par value, 129,233,067 and 26,871,876 issued and outstanding at September 30, 2017 and December 31, 2016, respectively.	115,251	3,006
Common shares sold not issued	105,912	23,866
Additional paid-in capital	3,151,951	3,023,926
Accumulated deficit	(4,260,988)	(3,940,227)
Total Stockholders' Deficit	(872,874)	(889,429)
Total Liabilities and Stockholders' Deficit	$221,656	$358,232

See accompanying notes to the unaudited consolidated financial statements.

ABCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenues	$265,856	$146,547	$1,168,680	$512,075
Cost of Sales	379,326	119,062	861,446	619,551
Gross Profit	(113,470)	27,485	307,234	(107,476)
Operating Expenses:
Administrative payroll expense for the period	105,549	72,224	289,899	227,920
Selling, General & Administrative expense	179,909	116,526	312,554	334,286
Total selling and administrative expense	285,458	188,750	602,453	562,206
Income (Loss) from operations	(398,928)	(161,375)	(295,219)	(669,682)
Other expenses
Interest on notes payable	(105,575)	(38,393)	(146,878)	(93,252)
Loss on note issuance	(109,889)		(109,889)
Gain on extinguished debt	132,737		132,737
Derivative valuation gain (loss)	102,582	(65741)	224,538	(118,314)
Derivative finance fees		278,910	(126,050)	(227,726)
Total Other (Expenses) Income	19,855	174,776	(25,542)	(439,292)

Net income (Loss) before provision for income taxes	(379,073)	13,401	(320,761)	(1,108,974)
Provision for income taxes	-	-	-	-

Net Income (loss)	$(379,073)	$13,401	$(320,761)	$(1,108,974)
Net Income (loss) per share (Basic and fully diluted)	$(0.01)	$0.01	$(0.01)	$(0.01)

Weighted average number of common shares used in the calculation including shares to be issued (Basic and diluted)	87,611,195	37,072,741	78,052,471,	35,843,482

See accompanying notes to the unaudited consolidated financial statements

ABCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	September 30,	September 30,
	2017	2016
Cash Flows from Operating Activities:
Net Income (loss)	$(320,761)	$(1,108,974)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	6,117	9,886
Shares issued for services	101,400
Changes in operating assets and liabilities:
Change in derivative liability on convertible debt net of discount	58,524	40,411
Accrual of interest expense on derivative valuations	(222,207)	375,875
Increase in convertible debenture notes		68,714
Increase (Decrease) in Accounts receivable on completed projects	(37,956)	(991)
Decrease in accounts receivable on incomplete projects	2,079	115,230
Proceeds from billings in excess of costs on projects	32,033	225,987
Decrease in prepaid expenses	151,846
Change in inventory	3,564	4,928
Increase (decrease) in accounts payable and accrued expenses	23,282	17,922
Net cash used in operating activities	(202,079)	(251,012)

Cash Flows from Investing Activities:
Proceeds from investments in long term leases	533	485
Product and lease deposits	-	1,845

Net cash provided by (used for) investing activities	533	2,330

Cash Flows from Financing Activities:
Proceeds from issue of preferred stock	15,000
Proceeds from sale of common stock – net of expenses	220,916	106,017
Loans from directors and other related parties	5,016	70,138
Loans from financial institutions - net of principal payments	(45,379)	48,976
Retirement of long term debt	(4,400)	-
Net cash provided by financing activities	191,153	225,131

Net increase (decrease) in cash	(10,393)	(23,551)
Cash, beginning of period	12,534	40,035
Cash, end of period	$2,141	$16,484

Supplemental disclosures of cash flow information:

Cash paid for interest - operations	$146,879	$93,252
Shares issued for services	101,400	15,000
Note conversion to common shares during 2017	6,290

See accompanying notes to the unaudited consolidated financial statements

ABCO ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017
(UNAUDITED)

Note 1      Overview and Description of the Company

ABCO Energy, Inc. was organized on July 29, 2004 and operated until July 1, 2011 as Energy Conservation Technologies, Inc. (ENYC).  On July 1, 2011 ENYC entered into a share exchange agreement (SEA) with ABCO Energy and acquired all the assets of ABCO.  ENYC changed its name to ABCO Energy, Inc. on October 31, 2011.  The Company is in the Photovoltaic (PV) solar systems industry and is an energy efficient lighting and electrical services supplier.

ABCO Solar, Inc. is an Arizona corporation and a wholly owned subsidiary of ABCO Energy, Inc.  ABCO Solar is the wholly owned operating subsidiary of the company and does the sales and installation of all of its contracting business.  ABCO Solar also sells and installs commercial lighting and energy conservation equipment like generators and energy efficient air conditioning for commercial and residential customers.

Alternative Energy Finance Corporation (AEFC)

AEFC is a wholly owned subsidiary of ABCO Energy.  AEFC provides financing for solar systems for customers and finances its company owned systems from its own cash.  Long term leases recorded on the consolidated financial statements were $11,451 and $11,984 at September 30, 2017 and December 31, 2016 respectively.

On July 26, 2017, AEFC filed a Regulation D offering with the Securities and Exchange Commission to begin the sale of shares for investor participations in a newly formed Limited Liability Company Alternative Energy Solar Fund #1, LLC (AESF).  AESF is an Arizona LLC and the Fund has filed Blue Sky registrations in Arizona, Nevada, California and Colorado and intends to file in several other states.  The Fund offers sophisticated investors the opportunity to participate in a strategic solar investment in the ownership of projects installed on commercial, industrial, residential, non-profit and governmental buildings and land portfolios to be developed or acquired for the Fund by the Solar Project Developer (AEFC) (the “Portfolio” as defined herein). The Solar Project Developer, AEFC, has identified several solar projects that it intends to place under contract for development which are intended to provide long term investment cash returns and significant short term tax benefits to tax equity investors.  These projects are currently available for transferring into the Fund. The Solar Project Developer has also solicited and found several projects that have become available from non-affiliated developers that would become investment candidates for the Fund.

The Company prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles in the United States. However, the Company has recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first nine months of 2017. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments, such as warrants, are also valued using the binomial option-pricing model.

Note 3      Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company incurred accumulated net losses from inception through the period ended September 30, 2017 of $(4,260,988), which raises substantial doubt about the Company’s ability to continue as a going concern.

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

 Note 4     Inventory

Inventory of construction supplies not yet charged to specific projects was $43,137 and $46,701 as of September 30, 2017 and December 31, 2016, respectively. The Company values items of inventory at the lower of cost or market and uses the first in first out method to charge costs to jobs.

Note 5      Note Payable – Officers, Directors and Related Parties

Related party loans are demand notes totaling $182,363 and $177,347, respectively, as of September 30, 2017 and December 31, 2016.  These notes provide for interest at 12% per annum and are unsecured.  Other related party notes totaled $61,311 at September 30, 2017 for loans from a person who is neither an officer or director.

Related party notes payable as of September 30, 2017and December 31, 2016 consists of the following:

Description	September 30, 2017	December 31, 2016
Notes payable – Director bearing interest at 12% per annum, unsecured, demand notes.	$60,000	$60,000
Note payable - Officer bearing interest at 12% per annum, unsecured, demand note	61,052	53,501
Note payable – other bearing interest at 12% per annum, unsecured, demand note.	61,311	63,846
Total	$182,363	$177,347

The first note in the amount of $60,000 provides for interest at 12% per annum and is unsecured.  This note has an accrued and unpaid interest charge of $25,287 and $19,876 at September 30, 2017 and December 31, 2016, respectively.

The second note was increased by another loan in February 2017 in the amount of $4,200. The note is an unsecured demand note and bears interest at 12% per annum. This note has an accrued and unpaid interest charge of $10,888 and $5,812 at September 30, 2017 and December 31, 2016, respectively.

The third note is from a related party and has a current balance of $61,311 as of September 30, 2017 which changes with credit card transactions during each period.  The note is an unsecured demand note and bears interest at 12% per annum. This note has an accrued and unpaid interest charge of $10,852 and $5,254 at September 30, 2017 and December 31, 2016 respectively.

Note 6      Short Term Notes Payable

Description	September 30, 2017	December 31, 2016
Merchant Note payable to Web Bank, borrowed 2-1-16, bearing interest at 23% per annum, unsecured. (1)	$71,782	$82,323
Merchant Note payable to Quarterspot Lending, borrowed 6-27-16, bearing interest at 31% per annum, unsecured. (2)	26,484	40,474
Merchant note payable to Pearl Capital Funding, borrowed 7-12-16, bearing interest at 29% per annum, unsecured. (3)	6,697	27,545
Total	$104,963	$150,342

(1) On February 1, 2016, the Company financed operations with a loan in the amount of $150,000 from WebBank.  The note is an open credit line with interest rate of 23% maturing in March of 2017.  A portion of the loan was used to pay off a credit loan from Orchard Street Funding in the amount of $44,061.  On August 22, 2016, the Company ceased making payments on this loan and at September 30, 2017 the Company owed approximately $71,782 in principal and accrued interest. This loan is personally guaranteed by an Officer of the Company.  On March 20, 2017, the Company and WebBank agreed to a monthly payment schedule with payment of $2,508 per month until June 20, 2017, paid biweekly. See Note 4 below for further information regarding this Note.

(2) On June 28, 2016, the Company financed operations with a loan in the amount of $43,500 from Quarterspot, a lending institution. The note is an open line with interest rate of approximately 31% maturing in September of 2017. On August 22, 2016, the Company ceased making payments on this loan.  As of September 30, 2017, the Company owed $26,484 in principal and accrued interest.  This loan is not personally guaranteed by an Officer of the Company. On November 30, 2016, the Company and Quarterspot agreed to a monthly payment schedule with payment of $1,500 per month until January 31, 2017. On March 27, 2017, the Company agreed to begin payments of $3,010 per month for twelve months until paid in full. See Note 4 below for further information regarding this Note.

(3) This note was paid in full at November 2, 2017.

(4) The Company has been negotiating more favorable payment and payoff arrangements for these debts.  ABCO stopped payments on the WebBank note on July 19, 2017 after signing an agreement with Veritas Legal Plan Inc. to renegotiate and service this debt and the Quarterspot debt listed above. Payments on the Quarterspot Note were stopped on July 28, 2017. Under the VeritasLegal Plan, the Company would pay for the legal services incurred to negotiate a reduced pay-off amount or a reduced balance on these notes payable over a period of two to three years.  The Company had paid Veritas $12,116.18, of which a portion were for fees for services rendered, to apply towards the settlement of and legal fees for   negotiating settlements favorable to ABCO and to defend ABCO positions in court if necessary.  The current payment arrangements are for ABCO to pay Veritas $1,052.87 per month towards these arrangements.  If the Company is not successful in this process the note holders may take legal action to collect their respective debts against the Company and/or its officers.

Note 7      Long Term Debt

Long term debt as of September 30, 2017 and December 31, 2016 consisted of the following:

Description	September 30, 2017	December 31, 2016
Note payable to Ascentium Capital, secured by truck, bearing interest at 9% per annum, matured on September 20, 2017. As of September 20, 2017, this note was paid in full. This loan had payments of $469 per month.	$-	$4,400
Less current portion of truck loan	-	(4,400)
Total long term debt net of current portion	$-	$-

Note 8    Fair Value of Financial Instruments

The following is the major category of liabilities measured at fair value on a recurring basis as of September 30, 2017, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	September 30, 2017	December 31, 2016
Derivative Liabilities from Convertible Notes (Level 3)	$175,515	$397,722

Note 9      Stockholder’s Equity

From October 7, 2016 through December 31, 2016, the Company issued an aggregate of 19,872,739 shares of its common stock upon conversions of nine different convertible notes at conversion prices ranging from $0.0015 to $0.0047 per share. All share figures contained in this filing have been adjusted to reflect Post Reverse Stock Split numbers. As a result of such issuances, all six [6] of the notes have paid in full as of that date.  The Company recorded $424,878 for the equity infusion provided by these notes.

During the nine-month period ended September 30, 2017 the Company sold an aggregate of 68,212,295 shares of common stock and received or credited gross proceeds of $546,278.  Expenses of this offering totaled $227,792. The net proceeds of $220,766 were used for working capital, corporate expenses, legal fees and public company expenses.

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

As a result of the Reverse Stock Split the number of authorized shares of common stock was reduced to 50,000,000 from 500,000,000 shares.  At a Special Meeting of Stockholders held on August 17, 2017, Company shareholders authorized an amendment to the Articles of Incorporation to increase the authorized capital to 1,000,000,000 common shares and 100,000,000 preferred shares. The Amendment was filed with the Nevada Secretary of State on August 17, 2017.

On September 15, 2017, the Board of Directors authorized the issuance of an aggregate of 15,000,000 shares of Class B Convertible Preferred Stock ["Series B"] to both Directors of the Company and to two unaffiliated Consultants. Of the Series B, 6,000,000 shares were issued to Charles O'Dowd and 1,000,000 to Wayne Marx, the Directors. Each Consultant received 4,000,000 shares. See the Company's Schedule 14C filed with the Commission on September 28, 2017.  These shares have no market pricing and management assigned the value of $15,000 to the stock issue based on the par value of the preferred stock.0,001. The 15,000,000 shares of preferred Stock, each with has 20 votes for each Preferred share  held by them of record. The holders of the Preferred  are also entitled to own additional 150,000,000 common shares upon conversion of the Preferred Stock.  As a result of owning  of  these shares of Common and Preferred Stock, the Control Shareholders will have voting  control the Company.

By Written Consent in lieu of a Meeting of Shareholders executed September 26, 2017, the holders of a majority of the voting power common stock and preferred stock of the Company adopted a further Amendment to the Articles of Incorporation increasing the authorized common stock from 1 Billion shares to 2 Billion shares The Certificate of amendment was filed with the Nevada Secretary of State on September 28, 2017.

Note 10    Other matters

Legal fees relating to financing activities, blue sky registrations with states and other fund raising expenses were charged to additional paid in capital in the amount $28,211 for the nine months ended September 30, 2017 and $126,315 during the year ended December 31, 2016.

During the fiscal year ended December 31, 2016 the Company sold 2,486,382 shares in Regulation S offerings to non-US investors. The total proceeds from the offering was $767,234.  Commission and expense reimbursements totaled $441,170. The Company recorded net proceeds totaling $326,064.

Stock subscriptions executed under an earlier offering included a provision whereby ABCO agrees to pay a dividend (defined as interest) of from 6% to 12% of the total amount invested for a period of one year from receipt of the invested funds. This dividend (defined as interest) is allocated between the broker and the investor with amounts paid to the broker treated as a cost of the offering and netted against additional paid in capital and amounts paid to the investor treated as interest expense. The balance of accrued interest at September 30, 2017 and December 31, 2016 amounted to $49,290 and no payments have been made during the current period.

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

Effective September 30, 2016, the Company entered into a Consulting Agreement (“CA”) with Joshua Tyrell (“Tyrell”) which provided for Tyrell to assist in various business development activities on behalf of the Company, including but not limited to realizing new business opportunities.  In consideration for rendering such services, Tyrell was issued 150,000 free trading shares of Company common stock.  The CA had a nine month term expiring on September 30, 2017.  On November 7, 2016 and on November 30, 2016, the CA was amended to provide for the payment of an additional 630,000 and an additional 500,000 free-trading shares, respectively to Tyrell for services rendered due to the huge trading volume of the derivative conversions and to extend the term of the CA to twelve (12) months ending November 7, 2017.  The consultant received a total of 1,430,000 shares of free trading and restricted common stock valued at $91,600.

The Company has entered into Securities Purchase Agreement with Blackbridge Capital, LLC, a Delaware limited liability company [“SPA”], operating out of New York, New York (“Blackbridge”) whereby Blackbridge has agreed to purchase up to $5,000,000 worth of shares of the Company’s common stock.  The Company has agreed to file a Registration Statement to register such shares for sale to Blackbridge.  In addition, the Company has issued [i] a convertible promissory note to Blackbridge pursuant to the Securities Purchase Agreement equal to $150,000 as a commitment fee, that was charged to prepaid expenses until services are provided (the “Blackbridge Note”), [ii] and a $100,000 Convertible Note to cover the expenses to be incurred for the preparation and filing of the Registration Statement and related matters (“Expenses Note”).

On March 13, 2017, the Company and Blackbridge Growth Fund, Inc. [“Blackbridge”], entered into an Agreement, effective as of March 1, 2017, terminating the Securities Purchase Agreement dated as of November 2, 2016 [“SPA”] whereby Blackbridge has agreed to purchase up to $5,000,000 worth of shares of the Company’s common stock. (See the Company’s Form 8-K filed on November 29, 2016).  The Registration Statement on Form S-1 [“Form S-1”] filed by the Company pursuant to the SPA could not be processed because of technical issues raised by the SEC and was withdrawn on February 28, 2017.  The convertible promissory note issued by the Company under the SPA in the amount of $100,000 to Blackbridge for its $100,000 advance to cover the expenses of the preparation and filing of the Form S-1 and related matters remains in full force and effect.

Further, the Company and Blackbridge agreed that the convertible promissory note in the amount of $150,000 issued to Blackbridge as a commitment fee, would be deemed to be terminated as of March 1, 2017, the effective date of the termination of the SPA.  This action resulted in reduction of the prepaid expense account on the balance sheet.

Note 11    Income Tax

The company has net operating loss carryforwards as of September 30, 2017 totaling approximately $4,139,652.  A deferred tax benefit of approximately $1,407,482 has been offset by a valuation allowance of the same amount as its realization is not assured.

Note 12    Subsequent Events

During the period October 1, 2017 through November 13, 2017 the Company sold 11,901,833 shares of restricted common stock for gross proceeds of $ 63,053 and net proceeds of $22,137.

On October 13, 2017, the Company issued a nine (9) month $58,000 convertible promissory note to Power Up Lending Group, Ltd., (“Power Up”), which bears interest at the rate of 8% per annum on the principal sum of the outstanding (“Power Up Note”).  The Company received net proceeds of $55,000 after deductions for expenses from the Power Up Note.  The Power Up Note is convertible at any time after the six (6) month anniversary of the Note into shares of common stock as a conversion price equal to 58% of the lowest two (2) trade prices in the 15 trading days before the conversion date.

On November 8, 2017, the Company entered into a Consulting Agreement with Eurasian Capital, LLC [“Consultant”] which will provide institutional funding services and shareholder and third party sponsorship services for a six month term ending May 7, 2018. Consultant shall be paid a monthly retainer of $10,000 payable in ABCO restricted common stock based upon the 5 day average of the closing bid price commencing on the first day of each month during the effectiveness of the Consulting Agreement. Consultant will also be paid a success fee of 7% for raising capital which will be paid in cash from the proceeds of each applicable capital raise.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW

THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2016.

Our discussion of operating results for the three months ended September 30, 2017 and September 30, 2016 are presented below with major category details of revenue and expense including the components of operating expenses.

Sales consist of photovoltaic products, electrical services and LED lighting products and installation during both periods for the three months ended September 30, 2017 and for the three months ended September 30, 2016.

Sales for the three months ended September 30, 2017 were $265,856 as compared to $146,547 for the same three months in 2016.  This is an increase of $119,309 or 82% above the 2016 sales. The Solar sales revenue in 2017 and 2016 reflected seasonal and changing market conditions in the financing of solar installations and competition from the public utilities in the Arizona markets.  When the utilities in Arizona cancelled or substantially reduced the rebate programs, the financing or leasing companies were able to reduce the financial requirements by accepting the rebates as partial payments were no longer able to make loans or lease that required no money down or longer terms for their finance products.  This severally reduced the opportunities for sales and reduced gross margins substantially.  Without available financing, the sales of solar products became even more difficult.  The prices of solar products were reduced in 2017 and 2016 to offset the reduction or elimination of rebates. The market has recovered during the first six months of 2017.  The advent of the federal legislation on possible tariffs for imported panels has had an effect on the sales and profits for the third quarter because of drastic price corrections and availability of products.  ABCO has worked diligently to overcome these changes by focusing on commercial applications and the increased interest of business and government in the LED lighting contracts.

Cost of sales was 143% of revenues in 2017 and 119% of revenues in 2016.   Gross margins were 43% of revenue in 2017 and 19% of revenue for the three months of 2016.  During 2017 and 2016 we have been offering new products and have found our entry market prices for steel parking structures have added gross margins higher than usual because we use outside contractors for the entire projects.  Our gross profit reflects this decision.  We feel that we have made progress in entering the parking shade markets and that our gross margins will stabilize as growth lowers these margins in the future.

Total selling, general and administrative expenses were 107% of revenues for the three months ended June 30, in 2017 and 129% of revenues for the same period in 2016.  Net loss for the three-month period ended September 30, 2017 was $(135,161) as compared to the net income of $13,401 for the same three- month period ended September 30, 2016.  Our operating expenses for this period were lower as a percentage of revenue and lower by 22% from the comparative period in 2016. The interest expense during the period ended September 30, 2017 was higher by $11,406 than in the period ended September 30, 2016 due mostly to the working capital provision of merchant loans and convertible debt.  Interest on derivative liabilities of convertible debentures decreased by $154769 during the current period as compared to the prior year. This combination of factors increased the operating loss for the period ending September 30, 2017 by $148,562 to $135161) compared to net income of $13,401 at September 30, 2016.  Since our year to date revenues are higher than the previous year, this resulted in lower operating expenses as a percentage of total revenue.

NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2016.

Our discussion of operating results for the nine months ended September 30, 2017 and September 30, 2016 are presented below with major category details of revenue and expense including the components of operating expenses.

Sales consist of photovoltaic products, electrical services and LED lighting products and installation during both periods for the nine months ended September 30, 2017 and for the nine months ended September 30, 2016.

Sales for the nine months ended September 30, 2017 were $1,168,650 as compared to $512,075 for the same nine months in 2016.  This is an increase of $656,605 or 128 % above the 2016 sales. The Solar sales revenue in 2017 and 2016 reflected seasonal and changing market conditions in the financing of solar installations and competition from the public utilities in the Arizona markets.  When the utilities in Arizona cancelled or substantially reduced the rebate programs, the financing or leasing companies were able to reduce the financial requirements by accepting the rebates as partial payments were no longer able to make loans or lease that required no money down or longer terms for their finance products.  This severally reduced the opportunities for sales and reduced gross margins substantially.  Without available financing, the sales of solar products became even more difficult.  The prices of solar products were reduced in 2017 and 2016 to offset the reduction or elimination of rebates and the market has recovered from this time. The advent of the federal legislation on possible tariffs for imported panels has influenced the sales and profits for the third quarter because of drastic price corrections and availability of products.  ABCO has worked diligently to overcome these changes by focusing on commercial applications and the increased interest of business and government in the LED lighting contracts.

Cost of sales was 74% of revenues in 2017 and 121% of revenues in 2016.   Gross margins were 26% of revenue in 2017 and negative for the nine months of 2016.  During 2017 and 2016 we have been offering new products and have found our entry market prices for steel parking structures have added gross margins higher than usual because we use outside contractors for the entire projects.  Our gross profit reflects this decision.  We feel that we have made progress in entering the parking shade markets and that our gross margins will stabilize as growth lowers these margins in the future.

Total selling, general and administrative expenses were 52% of revenues in 2017 and 110% of revenues for the same period in 2016.  Net loss for the nine-month period ended September 30, 2017 was $(320,761) as compared to the net loss of $(1,108,974) for the same nine-month period ended September 30, 2016.  Our operating expenses for the 2017 period were higher as a percentage of revenue and higher by $40,247 than the comparative period in 2016. The interest expense from operations during the period ended September 30, 2017 was lower by $2,150 than in the period ended September 30, 2016 due mostly to the working capital provision of merchant loans and convertible debt.  Interest on derivative liabilities of convertible debentures decreased by $85,386 during the current period as compared to the prior year. This combination of factors increased the operating income for the period ending September 30, 2017 by $788,213 as compared to September 30, 2016, due to increased sales and by the change in derivative valuation and finance fees.  Since our year to date revenues are higher than the previous year, this resulted in lower operating expenses as a percentage of total revenue.

As noted in previous paragraphs discussing market conditions, ABCO could not finish its backlog of work and expand into the markets of LED lights and commercial solar markets without maintaining staff, facilities and sales expenses.  When sales revenues fall, and expenses are not reduced in equal amounts or percentages, the result is an increase of the percentage of operating expenses to sales revenue.  Operating expenses for the two periods was approximately the same to accommodate our expansion of sales programs, but not in the same ratio as the reduction in sales. ABCO chose to maintain a level of expenses that would not cripple the Company’s future.

STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

During the nine months ended September 30, 2017 our net cash used by operating activities was $(303,479) and comparatively the net cash used by operating activities in the nine months ended September 30, 2016 was $(251,012).  Net cash used by operating activities in the period ended September 30, 2017 consisted primarily of net loss from operations of $(320,761) for 2017 as compared to $(1,108,974) for 2016.  Depreciation adjustments were of non-cash expenses were $6,117 and $9,886 for each period respectively. Derivative portion of convertible debt accounted for charges to income for future changes in value of the underlying stock in the amount of $(163,683) net for the period ended September 30, 2017 and $416,286 net for the same period in 2016.  None of this expense will be realized if this debt is retired before maturity.  The Company experienced an increase in accounts payable of $23,282 and $17,922 for each period respectively.  This is primarily due to the Company's ability apply cash receipts from investors and operations to pay past and current creditors during each period. Accounts receivable decreased by $35,877, net of adjustments for contracts in process, during the period ended September 30, 2017.

Net cash used for investing activities for the periods ended September 30, 2017 and 2016 was $533 and $2,330 respectively due to receipt of principal on leases and equipment acquisitions.

Net cash provided by financing activities for the periods ended September 30, 2017 and 2016 was $292,553 and $225,231 respectively. Net cash provided by financing activities for 2017 and 2016 resulted primarily from the sale of common stock, loans from a financial institution and loans from a Director. The total principal paid on the three current period loans is $49,779.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements have been for carrying cost of accounts receivable after completion of contracts.  The industry habitually requires the solar contractor to wait for the utility approval to be paid for the contracts. This process can easily exceed 90 days and sometimes requires the contractor to pay all or most of the cost of the project without assistance from suppliers. Our working capital at September 30, 2017 was $(909,794) and it was $(932,939) at December 31, 2016.  This decrease of $23,145 was primarily due to sales from operations during the period ended September 30, 2017 and adjustments for possible future losses on derivative conversions.  Bank financing has not been available to the Company, but we have been able to increase our credit lines with our suppliers because of good credit.  There are no material covenants on our credit lines, normally due in 30 days, since they are standard in the industry and the balances vary daily. Most are personally guaranteed by the Officer of the Company.

We have been able to borrow $5,016 from one of our related parties to increase working capital during the period end September 30, 2017 bringing the total borrowed from Directors, officers and related parties to $182,363. There are no existing agreements or arrangement with any Director to provide additional funds to the Company.

During the nine months period ended September 30, 2017 or the last fiscal year ended December 31, 2016 there were no transactions, or proposed transactions, which have materially affected or will materially affect the Company in which any director, executive officer or beneficial holder of more than 5% of the outstanding common, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Not Applicable to Smaller Reporting Companies.

Item 4.     Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including the Company’s Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms. Based upon that evaluation, the Chairman/CEO and the Chief Financial Officer concluded that our disclosure controls and procedures are not currently effective in timely alerting them to material information relating to the Company required to be included in the Company’s period SEC filings. The Company is attempting to expand such controls and procedures, however, due to a limited number of resources the complete segregation of duties is not currently in place.

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

Item 1A.  Risk Factors

Not Applicable.

Item 2.     Unregistered Sale of Equity Securities and Use of Proceeds

During the nine-month period ended September 30, 2017 the Company sold an aggregate of 68,212,295 shares of common stock and received or credited gross proceeds of $546,278.  Expenses of this offering totaled $227,792. The net proceeds of $220,766 were used for working capital, corporate expenses, legal fees and public company expenses.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures.

Not Applicable

Item 5.     Other Information

Not Applicable

Item 6.     Exhibits

Exhibits Index

10(a)	8% $40,000 Convertible Note dated March 16, 2016 (1)
10(b)	8% $25,000 Convertible Note dated March 23, 2016 (1)
10(c)	10% $55,000 Convertible Note dated April 1, 2016 (2)
10(d)	5% $42,000 Convertible Note dated April 5, 2016 (2)
10(e)	10% $40,000 Convertible Note dated May 3, 2016 (2)
10(f)	8% $30,000 Convertible Note dated May 6, 2016 (2)
10(h)	Consulting Agreement between ABCO Energy, Inc. and Benchmark Advisory Partners effective September 20, 2016 (5)
10(i)	Agreement effective October 19, 2016 between the Company and Joshua Tyrell (5)
10(j)	Amendment No. 1 to Consulting Agreement effective November 11, 2016 between the Company and Joshua Tyrell (6)
10(k)	Securities Purchase Agreement dated as of November 7, 2016 between the Company and Blackbridge Capital Growth Fund (6)
10(l)	Certificate of Amendment to Articles of Incorporation filed with the State of Nevada on August 18,2017 (7)
10(m)	8% $58,000 Convertible Note dated October 13, 2017 (8)
10(n)	Agreement dated November 8,2017 between Eurasian Capital and the Company(8)
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Presentation Linkbase Document
 ________________________
(1)	Previously filed with the Company’s Form 10-K filed with the Commission on April 11, 2016, and incorporated herein by this reference as an exhibit to this Form 10-Q.
(2)	Previously filed with and incorporated herein by this reference to the Company’s Form 10-Q filed with the Commission on May 20, 2016.
(3)	Previously filed with and incorporated herein by this reference to the Company’s Form 8K, filed with the Commission on October 24,2016.
(4)	Previously filed with and incorporated herein by this reference to the Company’s Form 8K filed with the Commission on October 24, 2016.
(5)	Previously filed with and incorporated herein by this reference to the Company’s Form 8K, filed with the Commission on October 24, 2016.
(6)	Previously filed with and incorporated herein by this reference to the Company’s Form 8K, with the Commission on November 29, 2016.
(7)	Previously filed with and incorporated herein by this reference to the Company’s Form 8K filed with the Commission on August 21, 2017
(8)       Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

November 20, 2017

ABCO ENERGY, INC

/s/ Charles O’Dowd
Charles O’Dowd
Title: President &
Chief Executive Officer (CEO)

/s/ Charles O’Dowd
Charles O’Dowd
Chief Financial Officer (CFO)
Principal Accounting Officer (PAO)