Form 10-K
period 2017-12-31
ABCO Energy, Inc.
filed 2018-04-17
CIK 1300938

As filed with the Securities and Exchange Commission on April 17, 2018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Large Accelerated ☐	Accelerated filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new  or revised financial accounting standards provided  pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.)  Yes ☐   No ☒

As of April 16, 2018, the aggregate market value of common stock held by non-affiliates was approximately $830,850 using the closing price on that day of $0.00424.

As of April 16, 2018, there were 206,455,067 shares of registrant’s common stock outstanding.

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

This Annual Report on Form 10-K includes the accounts of ABCO Energy, Inc. (“Company”) and its wholly-owned subsidiaries, as follows, collectively referred to as “we”, “us” or the “Company”. Wholly owned subsidiaries include:

·	ABCO Solar, Inc. An Arizona C Corporation
·	Alternative Energy Finance Corporation, (AEFC) a Wyoming Company
(provides funding for leases of photovoltaic systems)
·	Alternative Energy Finance Corp. An Arizona “C” Corporation
·	Alternative Energy Solar Fund #1, an Arizona Limited Liability Corporation

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

OVERVIEW

As of December 31, 2017, we operated in Tucson, Arizona.  The Company’s plan is to expand to more locations in North America in the next year as funding becomes available. We believe that the solar and energy efficiency business functions better if the employees are local individuals working and selling in their own community. Our customers have indicated a preference for dealing with local firms and we will continue our focus on company-owned integrated product and services offices. Once a local firm is established, growth tends to come from experience, quality and name recognition. We remain committed to high quality operations.

Our audited statements for the years ended December 31, 2017 and 2016 are presented below with major category details of revenue and expense including the components of operating expenses.

DESCRIPTION OF PRODUCTS

ABCO sells and installs Solar Photovoltaic electric systems that allow the customer to produce their own power on their residence or business property.  These products, installed by our crews, are purchased from both USA and offshore manufacturers. We have available and utilize many suppliers of US manufactured solar products from such companies as Mia Soleil, Canadian Solar, Boviet, Westinghouse Solar and various Korean, German and Chinese suppliers.  In addition, we purchase from several local and regional distributors whose products are readily available and selected for markets and price.  ABCO offers solar leasing and long term financing programs from Service Finance Corporation, Green Sky, AEFC and others that are offered to ABCO customers and other marketing and installation organizations.

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

ABCO does not manufacture its solar voltaic (PV) products. We will continue to be a sales and installation contractor with plans to enter the markets of major US and international cities. We will sell and use commercial off the shelf components. Initially this will include the solar panels and LED lighting products purchased to our specification. A strong alliance with a well-respected distributor will be the most conservative decision for the company at this time.

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

Most of these programs are slated for expiration at differing times in the future.  The federal tax credit of 30% of installation cost will expire at the end of 2020, but will continue at reduced rates through 2024.  The customers benefit from the federal and state tax credits which pass through to the owners of the solar systems.  Investors often require the ownership to remain in their hands so that the tax credits can be passed through to them.  This results in a lesser amount to finance and a benefit to the lessee because it lowers the lease payments.  To the extent known, the curtailment or reduction of this tax credit will make a material change in our business and will very likely lower our sales prices and gross margins. Extension of the program or small reductions will probably not have a material effect on sales or gross margins because the suppliers will adjust to the new norm.  We again emphasize, we cannot predict any of the future or the outcome of unknowns. State rebate mandates and state tax credits are variable by state. All of these programs provide incentives for our customers that result in reduced cost.  The price of solar products has also been reduced drastically in the past two years which helping to balance the need for the subsidies.

The State of Arizona subsidized incentives are not material to our programs at this time. Since the State of Arizona offers $1,000 tax credit per residential installation and no utility rebates for residential or commercial installations, this amount of credit is not likely to negatively impact our business because it will not materially affect the price of the installation.  This amount currently represents less than 2% of the price of an average residential installation.  The commercial tax credit is 10% of the installation price and capped at $25,000. We have not found this credit to be an adequate incentive for a buyer of a solar project to make a purchase decision and if not available, in our opinion, most sales would not be affected.

CUSTOMER BASE

Referrals are important in any market and time in business makes the customer base grow. No customer represented a significant percentage of the Company’s total revenue in the fiscal year ended December 31, 2017 or 2016.  The company believes that the knowledge, relationships, reputation and successful track record of its management will help it to build and maintain its customer base.

EXPERIENCED MANAGEMENT

The Company believes that it has experienced management. ABCO’s principal, Charles O’Dowd, has ten years of experience in the sales and installation of solar products and more than forty years of business experience.   Mr. O’Dowd has the ability and experience to attract and hire experienced and talented individuals to help manage the company.

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

EMPLOYEES

The Company presently has 15 full-time employees, three (3) in management, and four (4) in sales and the balance are in various labor crew positions. The Company anticipates that it will need to hire additional employees as the business grows. In addition, the Company may expand the size of our Board of Directors in the future.  Mr. O’Dowd devotes full time (40 plus hours) to the affairs of the Company.  No employees are represented by a union and there have not been any work stoppages.

IMPLICATIONS OF BEING AN EMERGING GROWTH COMPANY

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”).   For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 40(t) of the Sarbanes-Oxley Act (“SOX”) and reduced disclosure obligations regarding executive compensation in our periodic reports.

Under the JOBS Act, we will remain an “emerging growth company” until the earliest of:

·	the last day of the fiscal year during which we have total annual gross revenues of $1 Billion dollars;

·	the last day of the fiscal year following the fifth anniversary of completion of our first offering;

·	the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and

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

We are an “emerging growth company,” as defined in the JOBS Act.  For as long as we continue to be an “emerging growth company,” we may take advantage of exemptions from various reporting requirements that are applicable to either public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of SOX.  As an “emerging growth company” we are required to report fewer years of selected historical financial data than that reported by other public companies.  We may take advantage of these exemptions until we are no longer an “emerging growth company.”  We could be an “emerging growth company” for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of any June 30 (the end of our second fiscal quarter) in which case we would no longer be an “emerging growth company” as of the following December 31 (our fiscal year end).  We cannot predict if investors will find our shares less attractive because we may rely on these exemptions.  If some investors find our shares less attractive as a result, there may be less active trading market for our shares and the price of our shares may be more volatile.

ITEM 1A.  RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

The Company has paid security deposits on the three rented spaces it occupies for offices and warehouse which total $1,800 on December 31, 2016 and $2,700 on December 31, 2017.

There is no lease on the Williams, Arizona property because this office is located in the office of a Director and no lease has been established.

On May 1, 2014, the Company rented office and warehouse space consisting of 2,400 square feet at 2100 N. Wilmot #211, Tucson, Arizona on a two year lease.  A third lease extension for twelve months ending November 1, 2018, was signed on November 1, 2017, and this lease has a forward commitment of $33,360 as of December 31, 2017.  Additional space is available in the current locations if needed.  The Company considers these facilities adequate for current operations level and for substantial growth in the future.  Additional space is available in the current locations if needed.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

A VERY LIMITED MARKET FOR OUR SHARES

Our shares were listed on the OTC Pink Market under the symbol ABCE.   As of April 16, 2018, the shares were last quoted at $0.00424 per share. On this date, the Company had approximately 207 shareholders of record.

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

During the fiscal year ended December 31, 2017 the Company sold 94,782,461shares in a Regulation S offering to non-US investors.  The total proceeds of the offering were $686,731 and commission and other expense reimbursements totaled $417,217. The Company recorded net proceeds totaling $269,514.

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

MARKET INFORMATION

HOLDERS

As of March 31, 2018, we had approximately 207 holders of our common stock. The number of record holders was determined from the records of our transfer agent and from other sources including NOBO listing of beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is VStock Transfer LLC, 18 Lafayette Place, Woodmere, New York, 17598.

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

RESULTS OF OPERATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2017 AND 2016

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes. This discussion and analysis contains certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for fiscal 2018, cash requirements, and our expected operating office openings. Only statements which are not historical facts are forward-looking and speak only as of the date on which they are made.  Information included in this discussion and analysis includes commentary on company-owned offices and sales volumes. Management believes such sales information is an important measure of our performance, and is useful in assessing consumer acceptance of the ABCO Energy Business Model and the overall health of the Company.  All our financial information is reported in accordance with U. S. Generally Accepted Accounting Principles (GAAP).  Such financial information should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP.

OVERVIEW

As of December 31, 2017, we operated in one location in Arizona. The Company’s plan is to expand to more locations in North America in the next year. We believe that the solar and energy efficiency business functions better if the employees are local individuals working and selling in their own community.  Our customers have indicated a preference for dealing with local firms and we will continue our focus on company-owned integrated product and services offices. Once a local firm is established, growth tends to come from experience, quality and name recognition.  This will result in larger contracting jobs, statewide expansion and growth in revenue.  We remain committed to high quality operations.

Our operating results for the years ended December 31, 2017 and 2016 are presented below with major category details of revenue and expense including the components of operating expenses. Footnote 10 to the financial statements discloses the related party transactions of Officer, Directors and other related parties.

FISCAL YEAR ENDED DECEMBER 31, 2017 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2016

Sales increased by $640,508 or 80% from 2016 to $1,447,056 in 2017 from $806,548 in 2016. Lack of funds and available staff has reduced our ability to a higher increase in sales but the status of the solar market political scene in Arizona has been harmful to the industry.  Our experience has shown us that there is going to be such pressure on our market and we are changing to prevent the decreases in sales in the future.  We have added new products and new sales personnel and intend to find merger and acquisition funding and acquisition or merger candidates during the current year.  There is no assurance that ABCO will be able to accomplish these goals in the coming year.

Cost of sales increased by $286,872, or 34% to $1,151,593 in 2017 from $864,721 in 2016 due primarily to the increase in sales. The Company also changed its focus from residential installs to a commercial focus in order to meet changes in the market. Gross margin as a percentage of total sales increased to 20% in 2017 from negative (5%) in 2016, primarily due to better management of costs on our large commercial jobs in 2017. We hope to bid these contracts more favorably in the future to prevent negative cost of sales numbers.  We hope that more efficient production and a sales mix shift to the higher profit commercial market emphasis will improve these numbers.

General and administrative expenses increased by $88,726, or 12%, to $834,457 in 2017 from $745,731 in 2016 due primarily to maintaining the administration staff in order to control operations, to train and hire additional sales force and to administer public company expenses in 2017.  An 80% increase in sales revenue is the main reason administrative expenses increased in 2017.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements have been for carrying cost of accounts receivable and inventory during and after completion of contracts. This process can easily exceed 90 days and requires the contractor to pay all or most of the cost of the project without assistance from suppliers. Our working capital at December 31, 2017 was $(1,140,059) and it was $(932,939) at December 31, 2016. This decrease of $207,120 was primarily funded by our private equity offerings and was negatively affected by prepaid expenses to account for the convertible debenture (note) that has been charged to prepaid expenses in the amount of $150,000.  This prepaid expense was created by the Blackbridge Consulting note which has been cancelled on March 1, 2017. Bank financing has not been available to the Company.  Working capital calculations include the effect of derivative liabilities in the amount of $189,546 for 2017.

ABCO Energy has very little contracted lease obligations or long term debt. Our long-term debt net of current portion totaled $0 at December 31, 2017 and $0 at December 31, 2016.  The Company owed Officers and Directors $187,826 and $177,347 respectively on demand notes.

STATEMENTS OF CASH FLOWS

During the years ended December 31, 2017 and 2016 our net cash used in operating activities was $167,739 and $837,416 respectively. Net cash provided by operating activities in the period ended December 31, 2017 and 2016 consisted primarily of net loss from operations adjusted for non-cash expenses and a decrease in accounts payable and accrued expenses and mainly the changes in the results of operations.

Net cash provided by (used in) investing activities for the years ended December 31, 2017 and 2016 was $197 and $3,850 respectively due to acquisitions of equipment and deposits on leased real estate. Net cash provided by financing activities for the years ended December 31, 2017 and 2016 was $160,448 and $806,065  respectively. Net cash provided by financing activities for 2017 and 2016,  resulted primarily from the issuance of common stock and the conversion of convertible debt into common stock. Cash flows from Financing Activities were reduced by legal and the costs of the SEC filings, including the  preparation of a Schedule 14A proxy statement, preparation of two Schedule 14C  statements, and other SEC expenses that aggregated a total of $55,711. Other expenses of derivative interest and fees reduced paid in capital in  the amount of 177,498.

Since our inception on August 8, 2008 through December 31, 2017 we have incurred net losses of ($4,540,163), including the effects of derivatives on convertible debt totaling $1,047,443. Our cash and cash equivalent balances were $5,046 and $12,534 as of December 31, 2017 and 2016 respectively.  At December 31, 2017, we had total liabilities of $1,230,217 as opposed to $1,247,661 at December 31, 2016, an decrease of $17,444.   The changes in convertible debt and derivative calculations account for the majority of the difference.

We plan to satisfy our future cash requirements – primarily the working capital required for the marketing of our services and to offset legal and accounting fees – by additional financing and more operations income. This will likely be in the form of future debt or equity financing.  Based on our current operating plan, we have sufficient working capital to sustain operations for the short term if we do not expand our business. We will not however, be able to reach our goals and projections for multistate expansion without a cash infusion. We expect that our revenue will increase at a steady pace and that this volume of business will result in profitable operations in the future.

OFF BALANCE SHEET TRANSACTIONS

The Company has no off balance sheet transactions during the years ended December 31, 2017 and 2016.

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

A Professional Limited Liability Company

802 N Washington
Spokane, WA 99201
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ABCO Energy Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ABCO Energy Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its consolidated operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

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

Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2017.

Spokane, WA
April 17, 2018

ABCO ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2017, and 2016

ASSETS	December 31 2017	December 31 2016
Current Assets
Cash	$5,046	$12,534
Accounts receivable on completed projects	46,985	43,292
Accounts receivable on incomplete projects	-	60,349
Inventory	38,127	46,701
Prepaid fees and expenses	-	151,846
Total Current Assets	$90,158	$314,722
Fixed Assets
Vehicles, office furniture & equipment – net of accumulated depreciation	21,941	29,726
Other Assets
Investment in long term leases	11,281	11,984
Security deposits	2,700	1,800
Total Other Assets	13,981	13,784
Total Assets	$126,080	$358,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$496,991	$477,439
Excess billing on contracts in progress	83,813	-
Current portion of long term debt	-	4,400
Convertible debentures – net of discount	187,236	40,411
Derivative liability on convertible debentures	178,013	397,722
Notes payable – merchant loans	96,338	150,342
Notes payable – related parties	187,826	177,347
Total Current Liabilities	1,230,217	1,247,661

Long term debt, net of current portion		-
Total Liabilities	1,230,217	1,247,661

Commitments and contingencies	0	0

Stockholders’ Deficit:
Preferred stock, 100,000,000 shares authorized, $0.001 par value, and 15,000,000 shares issued and outstanding at September 30, 2017 and 0 at December 31, 2016	15,000
Common stock, 2,000,000,000 shares authorized, $0.001 par value, 124,970,130 and 26,871,876 issued and outstanding at December 31, 2017 and December 31, 2016, respectively	124,970	26,872
Common shares sold not issued – 37,168,270	256,237
Additional paid-in capital	3,039,819	3,023,926
Accumulated deficit	(4,540,163)	(3,940,227)
Total Stockholders’ Deficit	(1,104,137)	(889,429)
Total Liabilities and Stockholders’ Deficit	$126,080	$358,232

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

	December 31, 2017	December 31, 2016

Revenues	$1,447,056	$806,548

Cost of Sales	1,151,593	864,721

Gross Profit	295,463	(58,173)

Operating Expenses:

Payroll	254,646	282,326
Sharebased expense	101,400	103,400
Consulting expense	70,246	34,746
Corporate expense	46,759	63,014
Professional fees	56,764	72,911
Rent	27,380	26,297
Other selling and administrative expense	277,262	163,037

Total operating expense	834,457	745,731

Net (Loss) from operations	(538,994)	(803,904)

Other expenses
Interest on notes payable	102,231	113,326
Loss on note issuance	109,889	540,634
Change in Derivative (Gain) Loss	(214,265)	193,160
Finance Fees – derivatives	197,752	272,360
Gain on extinguishment of debt	(134,665)
Total other expenses	(60,942)	(1,119,480)

Net (Loss) before provision for income taxes	(599,936)	(1,923, 384)

Provision for income tax	-	-

Net (loss)	$(599,936)	$(1,923 ,384)

Net (loss) Per Share (Basic and Fully Diluted)	$(0.01)	$(0.27)

Weighted average number of common shares used in the calculation	94,505,138	7,022,358

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common Stock			Additional
	Shares	Amount $0.001Par	Preferred Stock	Paid in Capital	Shares to be issued	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2015 (post reverse split)	3,062,106	$3,062	-	$1,854,970	-	$(2,016,843)	$(158,811)
Common shares issued under private placement offering - net of expenses	2,486,382	2,487	-	323,577	-	-	326,064
Common shares issued for conversion of convertible debenture notes - net of expenses	19,873,739	19,873	-	405,005	-	-	424,878
Derivative interest expense on convertible debentures	-	-	-	464,739	-	-	464,739
Shares issued for services	1,449,649	1,450	-	101,950	-	-	103,400
Legal & promotion expense for public offerings	-	-	-	(126,315)	-	-	(126,315)
Net (loss) for the period	-	-	-	-	-	(1,923,384)	(1,923,384)

Balance at December 31, 2016 (post reverse split)	26,871,876	$26,872	-	$3,023,926	-	$(3,940,227	$(889,429)
Preferred stock issued to management 15,000,000 shares	-	-	$15,000	-	-	-	15,000
Common shares issued under private placement offering - net of expenses	60,840,000	60,840	-	181,506	-	-	242,346
Common shares to be issued under private placement offering - net of expenses	-	-	-	-	246,237	-	246,237
Common shares issued for conversion of convertible debenture notes - net of expenses	6,290,000	6,290	-	7,164	-	-	13,454
Shares issued for services	3,968,254	3,968	-	6,032	-	-	10,000
Shares to be issued for services	-	-		-	10,000	-	10,000
Shares issued under ABCO management compensation	27,000,000	27,000	-	54,400	-	-	81,400
Legal and promotion expense	-	-	-	(55,711)	-	-	(55,711)
Derivative interest expense on convertible debentures	-	-	-	(177,498)	-	-	-
Net (loss) for the period	-	-	-	-	-	(599,936)	(599,936)

Balance at December 31, 2017	124,970,130	$124,970	$15,000	$3,039,819	$256,237	$(4,540,163)	$(1,104,137)

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

	December 31,	December 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(599,936)	$(1,923,384)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	7,785	12,785
Shares issued to officers and consultants	116,401	103,400
Inventory change	8,574	4,554
Amortization of debt discount	197,752	397,722
Change in derivative liability	(214,265)	464,739
Changes in Accounts receivable	56,656	(4,192)
Other current assets	151,846	(151,846)
Billings in excess of costs on incomplete projects	83,813	191,990
Accounts payable and accrued expenses	19,552	66,816
Loss on note issuance	109,889
Finance fees on derivatives	28,859
Gain (loss) on extinguishment of debt	(134,665)	,
Net cash used in operating activities	(167,739)	(837,416)

Cash Flows from Investing Activities:
Proceeds from investments in long term leases	703	705
Product and lease deposits	(900)	3,145

Net cash provided by (used for) investing activities	(197)	3,850

Cash Flows from Financing Activities:
Proceeds from sale of common stock – net of expenses	255,373	199,749
Merchant loans – net of principal payments	35,048	38,564
Proceeds of related party notes payable	10,479	107,403
Payments on long term debt	(140,452)	(4,940)
Proceeds from convertible notes		40,411
Gain on conversion of convertible debt		424,878
Net cash provided by financing activities	160,448	806,065

Net increase (decrease) in cash	(7,488)	(27,501)
Cash, beginning of period	12,534	40,035
Cash, end of period	$5,046	$12,534

Supplemental disclosures of cash flow information:
Cash paid for interest	$102,231	$113,326
Convertible note issued for services – payable on demand		150,000
Shares issued or to be issued for services	101,400	103,400
Income taxes paid or accrued	$0	$0

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

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

On January 13, 2017, the Board of Directors of the Company approved a reverse stock split of its common stock, at a ratio of 1-for-10 (the “Reverse Stock Split”).  The Reverse Stock Split became effective with FINRA (the Financial Industry Regulatory Authority) and in the marketplace on January 13, 2017 (the “Effective Date”), whereupon the shares of common stock began trading on a split adjusted basis.  As a result of the Reverse Stock Split the number of authorized shares of common stock was reduced to 50,000,000 from 500,000,000 shares.  The Company held a Special Meeting of Stockholders in May 2017 which authorized an amendment to the Articles of Incorporation to increase the authorized common share capital to 2,000,000,000 common shares and 100,000,000 preferred shares.  Thereafter, on September 27, 2017, by written consent the holders of a majority of the outstanding shares voted to authorize an additional amendment to increase the authorized common shares to 2,000,000,000 shares. All share numbers through-out these financial statements and notes thereto have been adjusted to reflect this reverse split.

The Company is in the Photo Voltaic (PV) solar systems industry, the LED and energy efficient commercial lighting business and is an electrical product and services supplier.  The Company plans to build out a network of operations in major cities in the USA to establish a national base of PV, lighting and electrical service operations centers.  This combination of services, solar and electric, provides the Company with a solid base in the standard electrical services business and a solid base in the growth markets of solar systems industry.

OVERVIEW

As of December 31, 2017, we operated in Tucson, Arizona.  The Company plan is to expand to more locations in North America in the next year as funding becomes available. We believe that the solar and energy efficiency business functions better if the employees are local individuals working and selling in their own community. Our customers have indicated a preference for dealing with local firms and we will continue our focus on company-owned integrated product and services offices. Once a local firm is established, growth tends to come from experience, quality and name recognition. We remain committed to high quality operations.

DESCRIPTION OF PRODUCTS

ABCO sells and installs Solar Photovoltaic electric systems that allow the customer to produce their own power on their residence or business property.  These products, installed by our crews, are purchased from both USA and offshore manufacturers. We have available and utilize many suppliers of US manufactured solar products from such companies as Mia Soleil, Canadian Solar, Boviet, Westinghouse Solar and various Korean, German and Chinese suppliers.  In addition, we purchase from several local and regional distributors whose products are readily available and selected for markets and price.  ABCO offers solar leasing and long term financing programs from Service Finance Corporation, Green Sky, AEFC and others that are offered to ABCO customers and other marketing and installation organizations.

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

The ABCO subsidiary, Alternative Energy Finance Corporation, (AEFC) a Wyoming Company provides funding for leases of photovoltaic systems.  AEFC financed its owned leases from its own cash and now arranges financing with funds provided by other lessors.   AEFC has not done any company owned new leases since 2011 but intends to do so as cash becomes available.

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

Revenue Recognition
The Company generates revenue from sales of solar products, LED lighting, installation services and leasing fees. During the last fiscal year, the company had product sales as follows:

Sales Product and Services Description	2017		2016
Solar PV residential and commercial sales	$1,315,907	91%	$674,1301	84%
Energy efficient lighting & other income	130,164	8%	131,078	16%
Interest Income	985	1%	1,340	0%
Total revenue	$1,447,056	100%	$806,548	100%

The Company recognizes product revenue, net of sales discounts, returns and allowances. These statements establish that revenue can be recognized when persuasive evidence of an arrangement exists, delivery has occurred, and all significant contractual obligations have been satisfied, the fee is fixed or determinable, and collection is considered probable.

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

Accounts Receivable and work-in-progress
The Company recognizes revenue upon delivery of product to customers and does not make bill-and-hold sales.  Contracts spanning reporting periods are recorded on the percentage of completion method, based on the ratio of total costs to total estimated costs by project, for recognition of revenue and expenses.  Accounts receivable includes fully completed and partially completed projects and partially billed statements for completed work and product delivery.  The Company records a reserve for bad debts in the amount of 2% of earned accounts receivable.  When the Company determines that an account is uncollectible, the account is written off against the reserve and the balance to expense.  If the reserve is deemed to be inadequate after annual reviews, the reserve will be increased to an adequate level.

Inventory
The Company records inventory of construction supplies at cost using the first in first out method.  After review of the inventory on an annual basis, the Company discounts all obsolete items to fair market value and has established a valuation reserve of 10% of the inventory at total cost to account for obsolescence.

Income Taxes
The company has net operating loss carryforwards as of December 31, 2017 totaling approximately $3,411,320.  Accrued derivative liabilities of $1,047,443 and stock based compensation are assumed to be non-tax events. A deferred 21% tax benefit of approximately $716,377 has been offset by a valuation allowance of the same amount as its realization is not assured.

Due to the current uncertainty of realizing the benefits of the tax NOL carry-forward, a valuation allowance equal to the tax benefits for the deferred taxes has not been established. The full realization of the tax benefit associated with the carry-forward depends predominately upon the Company’s ability to generate taxable income during future periods, which is not assured.

The company files in the US only and is not subject to taxation in any foreign country.  There are three open years for which the Internal Revenue Service can examine our tax returns so 2014, 2015 and 2016 are still open years and 2017 will replace 2014 when the tax return is filed.

The NOL carryforward expires according to the following schedule:

Year Ending December 31:	Actual Total Loss	Less Derivative expense	Less Stock Based Compensation	Net Tax loss subject to carry over
2037	$599,936	$41,289	$81,400	$477,247,
2036	1,923,384	1,006,154		917,230
2035	214,823			214,823
2034	635,517			635,517
2033	622,474			622,474
2032	230,224			230,224
2031	182,908			182,908
2030	130,897		-	130,897
Totals	$4,540,163	$1,047,443	$81,400	$3,411,320

Fair Values of Financial Instruments
ASC 825 requires the Corporation to disclose estimated fair value for its financial instruments.  Fair value estimates, methods, and assumptions are set forth as follows for the Corporation’s financial instruments.  The carrying amounts of cash, receivables, other current assets, payables, accrued expenses and notes payable are reported at cost but approximate fair value because of the short maturity of those instruments. The Company evaluates derivatives based on level 3 indicators.

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

Per Share Computations
Basic net earnings per share are computed using the weighted-average number of common shares outstanding.  Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and the dilutive potential common shares outstanding during the period. All shares were considered anti-dilutive at December 31, 2017.  Potentially dilutive share issues are: 1) all unissued common shares sold, the convertible debentures are dilutive, 2) all convertible debentures have a possibility of a large number of shares being issued and would result in a larger number of shares issued if the price remains low, 3) the preferred stock of the company held by insiders is convertible into common shares and the preferred stock is voted on a 20 to 1 basis.  All of the above are potential dilutive items.

Reclassification
Certain reclassifications have been made to conform to prior periods’ data to the current presentation. These reclassifications had no effect on reported income.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing.  The Company incurred a net loss of $599,936, the net cash flow used in operations was $(167,739) and its accumulated net losses from inception through the period ended December 31, 2017 is $4,540,163, which raises substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s development activities since inception have been financially sustained through capital contributions from shareholders.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock or through debt financing and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might result from this uncertainty.

Note 4 – Warranties of the Company

ABCO Energy provides a five and ten year workmanship warranties for installed systems that cover labor and installation matters only.  All installed products are warranted by the manufacturer.  In the last four years of operations, all claims on workmanship have been handled expeditiously and inexpensively by the company.  Management does not consider the warranties as a significant or material risk and therefore there is no reserve.

Note 5 – Accounts Receivable and Work in Process

Accounts receivable as of December 31, 2017 and 2016, consists of the following:

Description	2017	2016
Accounts receivable on completed contracts	$46,985	$43,292
Costs and estimated earnings on contracts in progress		60,349
Total	$46,985	$103,641

Work in process consists of costs recorded and revenue earned on projects recognized on the percentage of completion method for work performed on contracts in progress at December 31, 2017 and 2016. The company records contracts for future payments based on contractual agreements entered into at the inception of construction contracts. Amounts are payable from customers based on milestones established in each contract. Amounts are billed in advance and unearned profits are netted against the billed amounts such that accounts receivable reflect current amounts due from customers on completed projects and amounts earned on projects in process are reflected in the balance sheet as costs and estimated earnings in excess of billings on contracts in progress.

Billings in excess of costs and earnings were $83,813 at December 31, 2017 and $5,229 at December 31, 2016. During December 2017 the Company sold two large commercial projects that were substantially incomplete at December 31, 2017 and thus created the larger billings in excess of costs.

Note 6 – Inventory

Inventory of construction supplies not yet charged to specific projects was $38,127 and $46,701 as of December 31, 2017 and 2016, respectively. The Company values items of inventory at the lower of cost or market and uses the first in first out method to charge costs to jobs. The Company has established a valuation reserve of 10% of the value of inventory after write downs for obsolescence.

Note 7 – Security deposits and Long Term Commitments

The Company has paid security deposits on the rented spaces it occupies for offices and warehouse which total $2,700 on December 31, 2017 and $1,800 on December 31, 2016.

On May 1, 2014, the Company rented office and warehouse space at 2100 N. Wilmot #211, Tucson, Arizona 85712.  This facility consists of 2,400 square feet.  The Company now has a one year lease with monthly rent of $2,841 which was renewed on November 1, 2017 to a term of one year.  ABCO has a forward commitment of $28,410.

Note 8 – Alternative Energy Finance Corporation (AEFC)

AEFC is a wholly owned subsidiary of ABCO Energy.  AEFC provides funding for leases of photovoltaic systems and finances its own leases from its own cash.  Long term leases recorded on the consolidated financial statements were $11,281 and $11,984 at December 31, 2017 and December 31, 2016 respectively.

Note 9 – Property and equipment

The Company has acquired all its office and field work equipment with cash payments and financial institution loans. The total fixed assets consist of vehicles, office furniture, tools and various equipment items and the totals are as follows:

Asset	December 31, 2017	December 31, 2016
Equipment	$86,136	$90,946
Accumulated depreciation	(64,195)	(61,220)
Net Fixed Assets	$21,941	$29,726

Depreciation expenses for the years ended December 31, 2017 and 2016 was $7,785 and $12,785 respectively.

Note 10 – Notes Payable Officers and Related Party Transactions

Officer loans consist of demand notes totaling $187,826 and $177,347, respectively, as of December 31, 2017 and December 31, 2016.  These notes provide for interest at 12% per annum and are unsecured.  Notes payable to the Directors resulted in interest charges of $21,767 and $16,303 for the periods ended December 31, 2017 and December 31, 2016, respectively.  Other related party notes totaled $66,774 and $63,846 at December 31, 2017 and 2016 respectively for loans from a person who is neither an officer or director.

Related party notes payable as of December 31, 2017 and December 31, 2016 consists of the following:

Description	December 31, 2017	December 31, 2016
Notes payable – Director bearing interest at 12% per annum, unsecured, demand notes.	$60,000	$60,000
Note payable - Officer bearing interest at 12% per annum, unsecured, demand note	61,052	53,501
Note payable – other bearing interest at 12% per annum, unsecured, demand note.	66,774	63,846
Total	$187,826	$177,347

The first note in the amount of $60,000 provides for interest at 12% per annum and is unsecured.  This note resulted in an interest charge of $27,102 accrued and unpaid at December 31, 2017.

The second note has a current balance of $61,052 as of December 31, 2017.  The note is an unsecured demand note and bears interest at 12% per annum. This note resulted in an interest charge of $12,735 accrued and unpaid at December 31, 2017.

The third note is from a related party and has a current balance of $66,774 and $63,846 as of December 31, 2017 and 2016 respectively.  The note is an unsecured demand note and bears interest at 12% per annum. This note resulted in an accumulated interest charge of $12,871 accrued and unpaid at December 31, 2017.

Note 11 – Short Term Notes Payable

Description	December 31, 2017	December 31, 2016
Note payable - Credit line, payable to Ascentium Capital, bearing interest at 9% per annum, secured by Boom Truck - due in full by 9-20-17. (1)	$-	$4,400
Merchant Note payable to Web Bank, borrowed 2-1-16, bearing interest at 23% per annum, unsecured. (2) Settled by negotiated payment in 2018	69,854	82,323
Merchant Note payable to Quarterspot Lending, borrowed 6-27-16, bearing interest at 31% per annum, unsecured. (3) Settled by negotiated payment in 2018	26,484	40,474
Merchant note payable to Premier Capital Funding, borrowed 7-12-16, bearing interest at 29% per annum, unsecured.	0	27,546
Total	$96,338	$154,743

(1) Note payable to Ascentium Capital, secured by truck, bearing interest at 9% per annum, was paid September 20, 2017.

(2) On February 1, 2016, the Company financed operations with a loan in the amount of $150,000 from WebBank.  The note is an open credit line with interest rate of 23% maturing in March of 2017. A portion of the loan was used to pay off a credit loan from Orchard Street Funding in the amount of $44,061.  On August 22, 2016, the Company ceased making payments on this loan and at December 31, 2017 the Company owed a settled negotiated amount of $69,854 in principal, accrued interest and settlement fees. This loan was personally guaranteed by an Officer of the Company.  The Company has negotiated a payment and payoff arrangements for this debt.

(3) On June 28, 2016, the Company financed operations with a loan in the amount of $43,500 from Quarterspot, a lending institution. The note is an open line with interest rate of approximately 31% maturing in September of 2017. On August 22, 2016, the Company ceased making payments on this loan.  As of December 31, 2017, the Company owed $26,484 in principal, accrued interest and settlement fees.  This loan is not personally guaranteed by an Officer of the Company.  Arrangements have been made for the final payment schedule on this loan.  The negotiated settlement on the Quarterspot note was $8,650 plus fees.  This note and the fees have been paid in full in 2018.

Note 12 – Long term debt

ABCO Energy, Inc had no Long term debt as of December 31, 2017 was $0 and $0 as of December 31, 2016.

Note 13 – Convertible Debt and Derivative Valuation

In accordance with the Statement of Financial Accounting Standard ASC 820-10-35-37 Fair Value in Financial Instruments, Statement of Financial Accounting Standard ASC 815 Accounting for Derivative Instruments and Hedging Activities require that instruments with embedded derivative features be valued at their market values.  The Company hired a valuation consultant to value the Convertible Debentures for the derivative portion of the instruments. The Binomial model was used to value the derivative liability for the fiscal year ending December 31, 2017 and December 31, 2017.

During the year ended December 31, 2017, the Company funded operations with borrowing on 2 new convertible promissory notes and had another debenture due from 2016. This table presents the positions on the notes at December 31, 2017 and 2016.

Holder	Date of Loan	Loan amount	OID and discounts and fees	Interest rate	Conversions to shares	Conversion Dollars	Balance December 31, 2017	Balance December 31, 2016
Blackbridge Capital Growth Fund, LLC	11-2-16	$100,000	$0	0%	2,500,000	$7,475	$92,525	$100,000
Crown Bridge Partners, LLC	1-11-17	$45,000	$5,000	5%	3,790,000	$5,979	$39,021	$0
Power Up Lending Group, Ltd	11-11-17	$58,000	$3,000	8%	None	None	$58,000	$0
Total		$203,000	$8,000				$189,546	$100,000
Debt discount on derivatives							2,310	59,589
Net total debentures							$187,236	$40,411

Blackbridge converted an additional $14,575 for 12,500,000 shares on January 17, 2018 bringing the total note balance to $78,150 as of the date of this report.

The initial valuation of the derivative liability on the converted common shares totaled $175,703 as calculated by consultants for the Company when all notes were issued, but before any conversions.  This valuation represents $27,297 less than funds received of $203,000 and this value was recorded as a derivative liability on the balance sheet.  This value includes the fair value of the shares issued according to the contracts of the holders and valued according to our common share price at the time of acquisition.

From September 28, 2016 through December 7, 2016, the Company issued an aggregate of 19,873,739 shares of its common stock upon conversions of six different convertible notes at conversion prices ranging from $0.0015 to $0.0047 per share.  After considering the funds received for the shares and amortization of original derivative liability and the changes in the liability due to market conditions, the Company recorded equity of $424,878 during 2016 for such conversion transactions.

Note 14 – Convertible Debt and Derivative Liabilities on Other Notes

The Company has entered into Securities Purchase Agreement with Blackbridge Capital, LLC, a Delaware limited liability company [“SPA”], operating out of New York, New York (“Blackbridge”) whereby Blackbridge has agreed to purchase up to $5,000,000 worth of shares of the Company’s common stock.  The Company has agreed to file a Registration Statement to register such shares for sale to Blackbridge.  In addition, the Company has issued [i] a convertible promissory note to Blackbridge pursuant to the Securities Purchase Agreement equal to $150,000 as a commitment fee, that is currently charged to prepaid expenses until services are provided (the “Blackbridge Note”), [ii] and a $100,000 Convertible Note to cover the expenses to be incurred for the preparation and filing of the Registration Statement and related matters (“Expenses Note”). Blackbridge converted an additional $14,575 for 12,500,000 shares on January 17, 2018 bringing the total note balance to $78,150 as of the date of this report.

On March 13, 2017, the Company and Blackbridge, entered into an Agreement, effective as of March 1, 2017, terminating the SPA.  The Registration Statement on Form S-1 filed by the Company pursuant to the SPA could not be processed because of technical issues raised by the SEC and was withdrawn on February 28, 2017.  In addition, the Blackbridge Note issued by the Company as a commitment fee was declared null and void and was cancelled on March 1, 2017.

The Company determined that the conversion feature embedded within the Expenses Note is a financial derivative. The Generally Accepted Accounting Principles (GAAP) required that the Company’s embedded conversion option be accounted for at fair value. The following schedule shows the change in fair value of the derivative liabilities by December 31, 2017:

Description	Amount
Purchase price of the two convertible debentures	$203,000
Valuation premium on notes during 2017	24,987
Balance of derivative liability net of discount on the two notes (See Consolidated Balance sheet liabilities)	$178,013

Derivative calculations and presentations on the Statement of Operations
Loss on note issuance	$109,889
Change in Derivative(Gain) Loss	(214,265)
Derivative Finance fees	197,762
Interest on derivatives	(134,665)
Derivative valuation and expense charged to operations in 2017 (See Consolidated Statement of Operations)	$(41,279)

The Company recorded finance fees and interest on derivatives for the twelve months ended December 31, 2017 of $134,665.

The Company measured and utilized quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (level 3) in applying valuation technology to derivative values for December 31, 2017 and 2016 and throughout the year.

Note 15 – Stockholder’s Equity

Common Stock

During the year ended December 31, 2017, the Company sold 94,782,461 shares of common stock and received or credited net proceeds of $269,514 net of direct offering expenses from private placement offerings. In addition, debenture holders converted debt into 6,290,000 shares were issued upon conversion of two of the notes referred to in Note 13 above.  The legal and administrative expense of offerings totaled $55,711.  The net proceeds in the amount of $213,803 were used for working capital, corporate expenses, legal fees, prepaid expenses and public company expenses.

The Company issued 7,194,063 common restricted shares and recorded equity in the amount of $20,000 from vendors for services and issued 27,000,000 restricted common shares to management for services with a fair market value of $81,400.

During the year ended December 31, 2016 the Company issued 2,486,382 shares of common stock and received or credited net proceeds of $326,064, net of direct offering expenses from private placement offerings. In addition, debenture holders converted debt into 19,873,739 shares were issued upon conversion of the six notes referred to in Note 13 above.  The legal and administrative expense of offerings totaled $103,400.  The net proceeds in the amount of $647,539 were used for working capital, corporate expenses, legal fees, prepaid expenses and public company expenses.

The Company recorded equity in the amount of $424,878 gain on sale of the six convertible debt notes and $464,739 on the two Blackbridge notes for derivatives valuations incurred in 2016.

Preferred Stock

On September 15, 2017, the Board of Directors authorized the issuance of an aggregate of 15,000,000 shares of Class B Convertible Preferred Stock [“Series B”] to both Directors of the Company and to two unaffiliated Consultants. The Company assigned a value of $15,000 for the shares.  Of the Series B, 6,000,000 shares were issued to Charles O’Dowd and 1,000,000 to Wayne Marx, the Directors. Each Consultant received 4,000,000 shares. See the Company’s Schedule 14C filed with the Commission on September 28, 2017.  These shares have no market pricing and management assigned the value of $15,000 to the stock issued based on the par value of $0.001. The 15,000,000 shares of preferred Stock, each with has 20 votes for each Preferred share  held by them of record. The holders of the Preferred  are also entitled to an additional 150,000,000 common shares upon conversion of the Preferred Stock.  As a result of owning  of  these shares of Common and Preferred Stock, the Control Shareholders will have voting  control the Company.

Earnings (loss) per share calculation

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period

The computation of basic and diluted loss per share at December 31, 2017 excludes the common stock equivalents from convertible debt of the following potentially dilutive securities because their inclusion would be anti-dilutive, and the share issue number is not calculable until conversion takes place.  The total value of the derivative not converted at December 31, 2017 was $187,236.

Note 16 – Other Matters

During the fiscal year ended December 31, 2017 the Company sold 94,782,461 shares in Regulation S offerings to non-US investors. The total proceeds from the offering was $686,731.  Commission and expense reimbursements totaled $417,217. The Company recorded net proceeds totaling $269,514.

During the fiscal year ended December 31, 2016 the Company sold 2,486,382 shares in Regulation S offerings to non-US investors. The total proceeds from the offering was $767,234.  Commission and expense reimbursements totaled $441,170. The Company recorded net proceeds totaling $326,064.

Stock subscriptions executed under an earlier offering included a provision whereby ABCO agrees to pay a dividend (defined as interest) of from 6% to 12% of the total amount invested for a period of one year from receipt of the invested funds. This dividend (defined as interest) is allocated between the broker and the investor with amounts paid to the broker treated as a cost of the offering and netted against additional paid in capital and amounts paid to the investor treated as interest expense. Total amounts paid or accrued under this agreement and charged to additional paid-in capital for the years ended December 31, 2017 and 2016, amounted to $0 and $3,146, respectively. Total amounts paid under this agreement and charged to interest expense for the years ended December 31, 2017 and 2016, amounted to $0 and $4,129, respectively.  The accrued balance due on this obligation to shareholders totals $49,290 at December 31, 2017 and 2016.

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

During November and December 2017, the Company issued an aggregate of 7,194,063 restricted common shares to financial consulting entities for services relating to fund raising activities. The total issuance was valued at $20,000 for fair market value as negotiated and that amount is charged to additional paid in capital.

During November 2016, the Company issued an aggregate of 1,449,649 shares to financial consulting entities for services relating to fund raising activities. The total issuance was valued at $103,400 for fair market value as negotiated and that amount is charged to additional paid in capital.

Effective December 31, 2016, the Company entered into a Consulting Agreement (“CA”) with Joshua Tyrell (“Tyrell”) which provides for Tyrell to assist in various business development activities on behalf of the Company, including but not limited to realizing new business opportunities.  In consideration for rendering such services, Tyrell was issued 1,500,000 free trading shares of Company common stock.  The CA has a six month term expiring on March 31, 2017.  On November 7, 2016 and on November 30, 2016, the CA was amended to provide for the payment of an additional 6,300,000 and an additional 5,000,000 free-trading shares, respectively to Tyrell for services rendered due to the huge trading volume of the derivative conversions and to extend the term of the CA to twelve (12) months ending November 7, 2017.  The CH expired on such date and was not renewed. The consultant received a total of 1,430,000 shares of free trading and restricted common stock valued at $91,600.

On November 1, 2016 the Company has entered into Securities Purchase Agreement with Blackbridge Capital, LLC, a Delaware limited liability company [“SPA”], operating out of New York, New York (“Blackbridge”) whereby Blackbridge has agreed to purchase up to $5,000,000 worth of shares of the Company’s common stock.  The Company has agreed to file a Registration Statement to register such shares for sale to Blackbridge.  In addition, the Company has issued [i] a convertible promissory note to Blackbridge pursuant to the Securities Purchase Agreement equal to $150,000 as a commitment fee, that is currently charged to prepaid expenses until services are provided (the “Blackbridge Note”), [ii] and a $100,000 Convertible Note to cover the expenses to be incurred for the preparation and filing of the Registration Statement and related matters as of December 31, 2016. (“Expenses Note”).

On March 13, 2017, the Company and Blackbridge, entered into an Agreement, effective as of March 1, 2017, terminating the SPA.  The Registration Statement on Form S-1 filed by the Company pursuant to the SPA could not be processed because of technical issues raised by the SEC and was withdrawn on February 28, 2017.  In addition, the Blackbridge Note issued by the Company as a commitment fee was declared null and void and was cancelled on March 1, 2017.

The Company issued 27,000,000 restricted common shares to management for services with a fair market value of $81,400. during the Year Ended December 31, 2017. Of these awards, Charles O’Dowd received 9,000,000 shares and Wayne Marx received 1,000,000 shares.  The balance of 17,000,000 shares were awarded to consultants to the Company.

Note 17 – Subsequent Events

The Company has entered into Securities Purchase Agreement with Blackbridge Capital, LLC, a Delaware limited liability company [“SPA”], operating out of New York, New York (“Blackbridge”) whereby Blackbridge has agreed to purchase up to $5,000,000 worth of shares of the Company’s common stock. and loaned ABCO a $100,000 Convertible Note to cover the expenses to be incurred for the preparation and filing of the Registration Statement and related matters (“Expenses Note”).  Blackbridge converted $7,475 dollars for 2,500,000 common shares during 2017 and an additional $14,575 for 12,500,000 shares on January 17, 2018 bringing the total note balance to $77,950 with as of the date of this report.

During the period of January 1, 2018 and the date of this report, the Company sold and will issue 31,816,667 restricted shares of common stock from private placement offerings.  The gross proceeds were in the amount of $155,310, expenses of the offering totaled $90,023 and net proceeds to the Company amounted to $65,287.  The proceeds were used for working capital, corporate expenses, legal fees, prepaid expenses and public company expenses.

Equity Awards

The following table sets forth information on outstanding option and stock awards held by the named executive officers of the Company at December 31, 2017, including the number of shares underlying both exercisable and un-exercisable portions of each stock option as well as the exercise price and the expiration date of each outstanding option. See Note 16 to Notes to Consolidated Financial Statements.

Outstanding Equity Awards After Fiscal Year-End (1)
Name	Number of securities underlying unexercised options exercisable (1)	Number of securities underlying unexercised options un-exercisable (2)	Option Exercise Price ($)	Option Grant Date	Option Expiration Date
Charles O’Dowd	500,000	0	$.001	01/01/2016	01/01/2021

Wayne Marx	500,000	0	$.001	01/012016	01/01/2021

(1)	No Equity Awards were issued during the year ended December 31, 2017.
(2)	All options vest 20% per year beginning on the first anniversary of their grant date.

An aggregate of 1,620,000 stock awards are outstanding under the Equity Incentive Plan as of December 31, 2017.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, December 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including the Company’s Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms. Based upon that evaluation, the Chairman/CEO and the Chief Financial Officer concluded that our disclosure controls and procedures are not currently effective in timely alerting them to material information relating to the Company required to be included in the Company’s period SEC filings. The Company is attempting to expand such controls and procedures, however, due to a limited number of resources the complete segregation of duties is not currently in place.

(b) Report of Management on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management including the chief executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Based on our evaluation under the Internal Control-Integrated Framework, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective as of December 31, 2017. Management believes that this conclusion results in a large part from [i] not maintaining some segregation of duties within the Company due to its reliance on individuals to fill multiple roles and responsibilities and [ii] the Company having limited personnel to prepare its financial statements.  During the year ended December 31, 2017, the Company continued its reliance on the Internal Control – Integrated Framework in the same manner as in prior periods due to the same limitations of personnel.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the name and age of officers and director as of December 31, 2017. Our Executive officers are elected annually by our board of directors.  Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.  Both Mr. O’Dowd and Mr. Marx were members of the Board and Officers prior to the SEA with Energy Conservation Technologies, Inc. and afterward they were reappointed to the Board on the effective day July 1, 2011.

The Company’s Chief Executive Officer, President, and Director Mr. O’Dowd, and Wayne Marx, a Vice President and Director, are “Promoters” within the meaning of Rule 405 of Regulation C in that these individuals were instrumental in founding and organizing ABCO Energy, Inc.

Officer’s Name	Directors Name	Age	Officer’s Position	Appointment date
Charles O’Dowd	Charles O’Dowd	69	CEO, President, Secretary	July 1, 2011
Wayne Marx	Wayne Marx	68	VP, Director	July 1, 2011

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

Charles O’Dowd, President, Secretary, Director

Mr. O’Dowd has ten years of experience in the sales and installation of solar products and has spent the past 40 years in a marketing and sales career in real estate and business brokerage. He is well known in the business community throughout Arizona.  From 1975 to 2003, Mr. O’Dowd worked in the real estate industry as a Broker (residential & commercial), Loan Originator, Sales Manager of a 100 person real estate office, Project Manager (6700 N. Oracle) and Land Developer.  From 2003 through 2009 Mr. O’Dowd was VP of Operations and Director of the Southern Arizona Small Business Association.  He has worked full time for ABCO Energy since 2009.  He is a Graduate of the University of Arizona (BS, Political Science) and served as a City of Tucson Police Officer.  He has previously worked for The Colorado College, Tucson Airport Authority Police, and Arizona Air National Guard.  He has vast personal contacts in our market area and is director of sales and marketing for our company.

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

NOMINATING COMMITTEE

The Company Board acts as the Nominating Committee.

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

ITEM 11.  EXECUTIVE COMPENSATION

REMUNERATION OF DIRECTORS AND OFFICERS

Summary Compensation Table

The following table sets forth certain summary information concerning the cash and non-cash compensation awarded to, earned by, or paid to Charles O’Dowd, our President and Chief Executive Officer, and Wayne Marx our Vice President and Secretary for the fiscal years ended December 31, 2017 and 2016.  These two officers are referred to as the “named executive officers” in this proxy statement.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total Compensation ($)
Charles O’Dowd	2017	$52,000				$52,000
President & CEO	2016	$52,000				$52,000

Wayne Marx	2017	0				0
VP, Director	2016	0				0

During the year ended 2017 received a salary of $52,000.  Mr. O’Dowd was employed in January 2011 and works full time for the Company.

Mr. Marx has not received any compensation for his services to the Board of Directors and no arrangements have been made to do so at this time.  It is anticipated that his remuneration for calendar 2018 will remain the same as fiscal 2017.

There is no family relationship between any of the current officers or directors of the Company.

The Company is a Nevada corporation with principal executive offices located at 2100 North Wilmot, Suite 211, Tucson, AZ 85712.  On January15, 2016, the Company’s Board of Directors, after careful consideration, approved our 2016 Stock Option and Incentive Stock Plan (the “Plan”), pursuant to which the Company has reserved 200,000,000 shares for issuance thereunder.

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

Outstanding Equity Awards at Fiscal Year End

An aggregate of 1,620,000 stock awards are outstanding under the Equity Incentive Plan as of December 31, 2017.

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

Name and Address of Owner (1)	Title of Securities	Amount and nature of common stock	Percent of class (3)	Amount and nature of preferred stock (2)	Percentage of class (3)
Charles O’Dowd	Common	9,000,000	6%	6,000,000	47%
Wayne Marx	Common	1,100,000	1%	1,000,000	7%
All Officers, Directors and 5% Shareholders - As a Group	Common	10,100,000	7%	7,000,000	48%

(1) The address is c/o ABCO Energy, Inc., 2100 N. Wilmot #211, Tucson, AZ 85712

(2) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2017 (none are eligible) are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3) Based upon 162,138,400 shares issued and outstanding on December 31, 2017.

(4) These shares are convertible into ten (10) shares of common stock at an exercise price of $.001 per share.

(5) Based upon 15,000,000 shares of Preferred Stock, outstanding as of September 25, 2017.

The Company issued 27,000,000 restricted common shares to management for services with a fair market value of $81,400. during the Year Ended December 31, 2017. Of these awards, Charles O’Dowd received 9,000,000 shares and Wayne Marx received 1,000,000 shares.  The balance was awarded to consultants to the Company.

The aggregate of 1,620,000 stock awards were outstanding under the Equity Incentive Plan as of December 31, 2017.

On September 15, 2017, the Board of Directors authorized the issuance of an aggregate of 15,000,000 shares of Class B Convertible Preferred Stock [“Series B”] to both Directors of the Company and to two unaffiliated Consultants. Of the Series B, 6,000,000 shares were issued to Charles O’Dowd and 1,000,000 to Wayne Marx, the Directors. Each Consultant received 4,000,000 shares. See the Company’s Schedule 14C filed with the Commission on September 28, 2017.  These preferred shares have no market pricing and management assigned the value of $15,000 to the stock issue based on the par value of the preferred stock of $0,001. The 15,000,000 shares of Preferred Stock have 20 votes for each share of record. The holders of the Preferred are also entitled to own additional 150,000,000 common shares upon conversion of the Preferred Stock.  As a result of owning these shares of Common and Preferred Stock, the Control Shareholders will have voting control the Company.

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

Officers, directors and other related individual’s loans are demand notes totaling $187,826 as of December 31, 2017 and $177,347 as of December 31, 2016. The total consists of two notes from Officer/Directors and one from a related party.

The following table indicates the balances due on demand notes and the accrued interest on these notes.

Related party notes payable as of December 31, 2016 and December 31, 2015 consists of the following:

Description	December 31, 2017	December 31, 2016
Notes payable – Director bearing interest at 12% per annum, unsecured, demand notes.	$60,000	$60,000
Note payable - Officer bearing interest at 12% per annum, unsecured, demand note	61,052	53,501
Note payable – other bearing interest at 12% per annum, unsecured, demand note.	66,774	63,846
Total	$187,826	$177,347

The first note in the amount of $60,000 provides for interest at 12% per annum and is unsecured.  This note resulted in an interest charge of $27,102 accrued and unpaid at December 31, 2017.

The second note was increased by loans of $30,557 and $33,000 during 2017. A repayment of $2505 was made in 2016, which decreased the total note to $61,052 as of December 31, 2017.  The note is an unsecured demand note and bears interest at 12% per annum. This note resulted in an interest charge of $12,735 accrued and unpaid at December 31, 2017.

The third note is from a related party and has a current balance of $66,774 as of December 31, 2017.  The note is an unsecured demand note and bears interest at 12% per annum. This note resulted in an accumulated interest charge of $12,871 accrued and unpaid at December 31, 2017.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees contracted by our auditors, for professional services rendered for the audit of our annual consolidated financial statements during the years ended December 31, 2017 and 2016, and for the reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years

During 2017 the Company paid Fruci and Associates a total amount of $32,318 and has accrued fees of $11,318 as of December 31, 2017.

Audit-Related Fees

Our independent registered public accounting firms did not bill us during the years ended December 31, 2017 and 2016 for non-audit related services.

Tax Fees

Our independent registered public accounting firms did not bill us during fiscal years ended December 31, 2017, and 2016 for tax related services.

All Other Fees

Our independent registered public accounting firms did not bill us during the years ended December 31, 2017 and 2016 for other services.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description of Exhibit

3(i)	Articles of Incorporation, as amended (1)
3(ii)	By-Laws (1)
10(a)	Share Exchange Agreement dated July 15, 2011 (1)
10(b)	12% $40,000 Convertible Note dated March 16, 2016 (4)
10(c)	8% $25,000 Convertible Note dated March 23, 2016 (4)
10(d)	10% $55,000 Convertible Note dated April 1, 2016 (5)
10(e)	5% $42,000 Convertible Note dated April 5, 2016 (5)
10(f)	10% $40,000 Convertible Note dated May 3, 2016 (5)
10(g)	8% $30,000 Convertible Note dated May 6, 2016 (5)
10(h)	Consulting Agreement between ABCO Energy, Inc. and Benchmark Advisory Partners effective September 20, 2016 (6)
10(i)	Agreement effective October 19, 2016 between the Company and Joshua Tyrell (7)
10(j)	Amendment No. 1 to Consulting Agreement effective November 11, 2016 between the Company and Joshua Tyrell (8)
10(k)	Securities Purchase Agreement dated as of November 7, 2016 between the Company and Blackbridge Capital Growth Fund (9)
21	Subsidiaries of Registrant (1)
31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)
31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)
32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
99.1	Engagement Agreement between Adams Fund LLC and ABCO Energy, Inc., dated September 15, 2015 (3)
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Labels Linkbase Document

(1)	Previously filed with the Company’s Form 10, SEC File No. 000-55235 filed on March 31, 2015, and incorporated herein by this reference as an exhibit to this Form 10-K.
(2)	Attached.
(3)	Previously filed with the Company’s Form 8K filed on September 17, 2015, and incorporated herein by this reference as an exhibit to this Form 10-K.
(4)	Previously filed with the Company’s Form 10-K, File No. 000-55235, filed with the Commission on April 11, 2016 and incorporated herein by this reference.
(5)	Previously filed with the Company’s Form 10-Q, File No. 000-55235, filed with the Commission on May 20, 2016 and incorporate herein by this reference.
(6)	Previously filed with and incorporated herein by this reference the Company’s Form 8K, filed with the Commission on October 24, 2016.
(7)	Previously filed with and incorporated herein by this reference the Company’s Form 8K filed with the Commission on October 24, 2016.
(8)	Previously filed with and incorporated herein by this reference the Company’s Form 8K, filed with the Commission on November 29, 2016.
(9)	Previously filed with and incorporated herein by this reference the Company’s Form 8K, filed with the Commission on November 29, 2016.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABCO ENERGY, INC.

Date: April 17, 2018	By: /s/ CHARLES O’DOWD
Charles O’Dowd
Chief Executive Officer

Date: April 17, 2018	By: /s/ CHARLES O’DOWD
Charles O’Dowd
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Position	Name

April 17, 2018	Chief Executive Officer, Chief Financial Officer and Director	/s/ CHARLES O’DOWD
Charles O’Dowd

April 17, 2018	Director	/s/ Wayne Marx
Wayne Marx