Form 10-Q
period 2018-03-31
ABCO Energy, Inc.
filed 2018-05-21
CIK 1300938

As Filed with the Securities and Exchange Commission on May 21, 2018
File No:  000-55235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING MARCH 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☐

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
As of  May 18, 2018 we had 330,254,233 shares of common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.     Financial Statements
ABCO ENERGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED

MARCH 31, 2018

ABCO ENERGY, INC.
 CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2018 Unaudited	December 31, 2017 Audited
Current Assets
Cash	$33,458	$5,046
Accounts receivable on completed projects	56,807	46,985
Billings in excess of costs on contracts in progress	21,617	(83,813)
Inventory	38,156	38,127
Total Current Assets	150,038	6,345
Fixed Assets
Vehicles, office furniture & equipment – net of accumulated depreciation	20,327	21,941
Other Assets
Investment in long term leases	11,094	11,281
Security deposits	2,700	2,700
Total Other Assets	13,794	13,981
Total Assets	$184,159	$42,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$552,388	$496,991
Convertible debentures – net of discount	163,306	187,236
Derivative liability on convertible debentures	166,925	178,013
Notes payable – merchant loans	29,003	96,338
Note payable – non-affiliate	60,000	-
Notes payable – related parties	171,029	187,826
Total Current Liabilities	1,142,651	1,146,404

Long term debt, net of current portion	-	-
Total Liabilities	1,142,651	1,146,404

Commitments and contingencies	0	0

Stockholders’ Deficit:
Preferred stock, 100,000,000 shares authorized, $0.001 par value, and 15,000,000 shares issued and outstanding at March 31, 2018 and 15,000,000 at December 31, 2017.	15,000	15,000
Common stock, 2,000,000,000 shares authorized, $0.001 value, 161,459,560 and 125,029,647 Issued and outstanding at March 31, 2018 and December 31, 2017, respectively.	161,459	125,030
Common shares sold not issued 51,903,507 at March 31, 2018 and 37,108,753 at March 31, 2017	51,904	37,109
Additional paid-in capital	3,360,135	3,258,887
Accumulated deficit	(4,546,990)	(4,540,163)
Total Stockholders’ Deficit	(958,492)	(1,104,137)
Total Liabilities and Stockholders’ Deficit	$184,159	$42,267

See accompanying notes to the unaudited consolidated financial statements.

ABCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(UNAUDITED)

	March 31, 2018	March 31, 2017

Revenues	$522,295	$212,806

Cost of Sales	328,378	190,369

Gross Profit	193,917	22,437

Operating Expenses:
Payroll expense	84,718	64,029
Consulting expense	13,679	6,759
Corporate expense	1,611	9,466
Professional fees	6,180	7,090
Rent	9,113	6,604
Other expense	44,635	61,228
Total operating expense	159,936	155,176

Net income (Loss) from operations	33,981	(132,739)

Other expenses
Interest on notes payable	8,474	16,189
Change in Derivative (Gain) Loss	64,882	(72,486)
Finance Fees – derivatives	6,807	63,094
Gain on extinguishment of debt	(39,355)	-
Total other (income) expenses	40,808	6,797

Net income (Loss) before provision for income taxes	(6,827)	(139,536)

Provision for income tax	-	-

Net income (loss)	$(6,827)	$(139,536-)

Net income (loss) Per Share (Basic and Fully Diluted)	$(.01)	$(.01)

Weighted average number of common shares used in the calculation	168,467,567	34,262,574

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(UNAUDITED)

	March 31,	March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$(6,827)	$(139,536)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,614	2,899
Inventory change	(29)	22
Gain on extinguishment of debt	(39,355)
Amortization of debt discount	2,311	192,379
Change in derivative liability	64,556	106,196
Change in derivative valuation	-	(72,486)
Changes in Accounts receivable	(9,822)	27,200
Billings in excess of costs on incomplete projects	(105,430)	(111,002)
Accounts payable and accrued expenses	55,398	(51,211)
Net cash used in operating activities	(37,584)	(45,539)

Cash Flows from Investing Activities:
Proceeds from investments in long term leases	187	865
Net cash provided by (used for) investing activities	187	865

Cash Flows from Financing Activities:
Proceeds from sale of common stock – net of expenses	50,586	64,868
Merchant loans – net of principal payments		(11,579)
Proceeds of related party notes payable	(16,797)	(176)
Proceeds from non-affiliate loan	60,000	-
Payments on debt	(27,980)	(1,407)
Net cash provided by financing activities	65,809	51,706

Net increase (decrease) in cash	28,412	7,032
Cash, beginning of period	5,046	12,534
Cash, end of period	$33,458	$19,566

Supplemental disclosures of cash flow information:
Cash paid for interest	$15,281	$16,189
Income taxes paid or accrued	$-	$-

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018
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

The Company prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles in the United States. However, the Company has recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first Three Months of 2018. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2017. The income statement for the Three Months ended March 31, 2018 cannot necessarily be used to project results for the full year.

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

Significant estimates include but are not limited to the estimated useful lives of equipment for purposes of depreciation and the valuation of common shares issued for services, equipment and the liquidation of liabilities.

Revenue Recognition
The Company generates revenue from sales of solar products, LED lighting, installation services and leasing fees. During the three months ended March 31, 2018 and 2017, the company had product sales as follows:

Sales Product and Services Description	2018		2017
Solar PV residential and commercial sales	$447,523	86%	$163,506	76%
Energy efficient lighting & other income	74,522	13%	49,066	23%
Interest Income	250	1%	234	1%
Total revenue	$522 295	100%	$212,806	100%

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

Income (Loss) per Share
Basic earnings per share amounts are calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the weighted average numbers of shares of common stock outstanding for the periods, including dilutive effects of stock options, warrants granted and convertible preferred stock. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. Since ABCO has incurred losses for all periods except the current period, the impact of the common stock equivalents would be anti-dilutive and therefore are not included in the calculation.  In addition, there are no common stock equivalents outstanding at the time of this report.

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

Derivative Financial Instruments – This is Level 3

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

Note 3      Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company incurred accumulated net losses from inception through the period ended March 31, 2018 of $(4,546,990), which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4     Inventory

Inventory of construction supplies not yet charged to specific projects was $38,156 and $38,127 as of March 31, 2018 and December 31, 2017, respectively. The Company values items of inventory at the lower of cost or market and uses the first in first out method to charge costs to jobs.

Note 5      Note Payable – Officers, Directors and Related Parties

Officer loans are demand notes totaling $171,029 and $187,826, respectively, as of March 31, 2018 and December 31, 2017.  These notes provide for interest at 12% per annum and are unsecured.  Notes payable to the Officers, Directors and Related Parties resulted in interest charges of $5,060 and $5,447 for the periods ended March 31, 2018 and March 31, 2017, respectively. The other related party note  from a non-officer or director  totaled $49,978  at March 31, 2018.

Related party notes payable and accrued interest as of March 31, 2018 and December 31, 2017 consists of the following:

Description	Accrued interest due at March 31, 2018	March 31, 2018	December 31, 2017
Note payable - Director bearing interest at 12% per annum, unsecured, demand note.	$28,878	$60,000	$60,000
Note payable - Officer bearing interest at 12% per annum, unsecured, demand note	14,542	61,050	61,050
Note payable – other bearing interest at 12% per annum, unsecured, demand note.	14,349	49,979	66,776
Total	$57,769	$171,029	$187,826

Note 6      Short Term Notes Payable

Description	March 31, 2018	December 31, 2017
Demand note Perfectly Green Corp (1)	$60,000	$
Merchant Note payable to Web Bank, borrowed 2-1-16, bearing interest at 23% per annum, unsecured. (2) Settled by negotiated payment in 2018	-		69,854
Merchant Note payable to Quarterspot Lending, borrowed 6-27-16, bearing interest at 31% per annum, unsecured. (3) Settled by negotiated payment in 2018	-		26,484
Veritas settlement of the Web Bank and Quarterspot notes	29,003
Total	$99,003		$96,338

(1) On January 22, 2018 the Company borrowed $60,000 from Perfectly Green Corporation, a Texas corporation.  The note bears interest at 3% per annum and is payable upon demand after 60 days’ notice which cannot be given until after May 31, 2018.

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

(3) On June 28, 2016, the Company financed operations with a loan in the amount of $43,500 from Quarterspot, a lending institution. The note is an open line with interest rate of approximately 31% maturing in September of 2017. On August 22, 2016, the Company ceased making payments on this loan.  As of December 31, 2017, the Company owed $26,484 in principal, accrued interest and settlement fees.  This loan is not personally guaranteed by an Officer of the Company.  Arrangements have been made for the final payment schedule on this loan.  The negotiated settlement on the Quarterspot note was $8,650 plus fees.  This note and the fees have been paid in full in the period ended March 31, 2018.

The negotiated payment settlements on the loans  described  in  Note 2 and 3 resulted in an obligation totaling $29,003 as of March 31, 2018 with respect to the WebBank loan, the Quarters pot loan and the Veritas settlement fees.  The obligation requires ABCO to continue payments of $1,187 per week until the total paid reaches the sum of $29,003 with respect to the loans and fees.  Quarterspot loan was paid in full so these payments apply only to WebBank and Veritas.  These notes will be considered paid in full at the end of the negotiated settlement period if all such payments are made on a timely basis.

Note 7      Long Term Debt

The Company had no long term debt as of December 31, 2017 and none as of March 31, 2018.

Note 8      Fair Value of Financial Instruments

The following is the major category of liabilities measured at fair value on a recurring basis as of March 31, 2018, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	March 31, 2018	December 31, 2017
Derivative Liabilities from Convertible Notes (Level 3)	$166,925	$178,013

Note 9      Stockholder’s Equity

During the three-month period ended March 31, 2018 the Company sold but have not yet issued 25,316,667 shares of common stock and received or credited gross proceeds of $122,764.  The expenses of offering totaled $70,225.  The net proceeds of $52,539 were used for working capital, corporate expenses, legal fees and public company expenses.

At March 31, 2018 and 2017 the Company had sold but unissued shares that are reflected in the balance sheet and included in total shares outstanding.  Many shareholders have elected to wait for the issuance of restricted shares until the holding period has expired. The following table shows the issued and unissued shares at the end of the period.

Description of shares	March 31, 2018 Shares	Full Value of unissued shares		Par value of shares	December 31, 2017 Shares	Full value of unissued shares		Par Value of shares
Common shares sold and issued	161,459,560	$		$161,459	125,029,647	$		$125,030
Common shares sold and not yet issued	51,903,507		103,424	51,904	37,108,753		60,885	37,109
Total common shares	213,363,067		$103,424	$213,363	162,138,400		$60,885	$162,139

On January 17, 2018 the debt holder Blackbridge Capital Growth Fund, LLC converted $14,375 of their convertible debentures into 12,500,000 shares of common stock.  This transaction resulted in an increase to paid in capital for derivative gains in the amount of $25,196 in addition to the reduction in the debt in the amount of $14,375.  As of March 31, 2018, Blackbridge still held these shares.

On February 2 and February 20, 2018 Crown Bridge Partners, LLC converted $11,865 of their convertible debentures into 13,408,000 shares of common stock.

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

On September 15, 2017, the Board of Directors authorized the issuance of an aggregate of 15,000,000 shares of Class B Convertible Preferred Stock [“Series B”] to both Directors of the Company and to two unaffiliated Consultants. Of the Series B, 6,000,000 shares were issued to Charles O’Dowd and 1,000,000 to Wayne Marx, the Directors. Each Consultant received 4,000,000 shares. See the Company’s Schedule 14C filed with the Commission on September 28, 2017.  These shares have no market pricing and management assigned the value of $15,000 to the stock issue based on the par value of the preferred stock of $0.001. The 15,000,000 shares of Preferred Stock, each has 20 votes for each preferred share held by them at a record date. The holders of the Preferred are also entitled to own additional 150,000,000 common shares upon conversion of the Preferred Stock.  As a result of owning of these shares of Common and Preferred Stock, the Control Shareholders will have voting control the Company.

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

On November 8, 2017, the Company entered into a Consulting Agreement (“CA”) with Eurasian Capital, LLC [“Consultant”] which will provide institutional funding services and shareholder and third party sponsorship services for a six month term ending May 7, 2018. Consultant shall be paid a monthly retainer of $10,000 payable in ABCO restricted common stock based upon the 5 day average of the closing bid price commencing on the first day of each month during the effectiveness of the Consulting Agreement.  The CA was terminated by the Company on March 29, 2018  for non-performance by Consultant.  Consultant was issued 7,194,063 restricted shares for November and December 2017, of which 3,968,254 have been delivered to Consultant.  No shares for January through the termination date were ever issued.  A dispute has arisen with respect to the number of shares due Consultant as a result of the CA termination.  The parties are currently involved in the mediation process  required by the terms of the CA. No date has been set for the mediation hearing.

Note 10     Convertible Debt and Derivative Valuation

In accordance with the Statement of Financial Accounting Standard ASC 820-10-35-37 Fair Value in Financial Instruments, Statement of Financial Accounting Standard ASC 815 Accounting for Derivative Instruments and Hedging Activities require that instruments with embedded derivative features be valued at their market values.  The Company hired a valuation consultant to value the Convertible Debentures for the derivative portion of the instruments. The Binomial model was used to value the derivative liability for the fiscal year ending December 31, 2017 and March 31, 2018.

During the year ended December 31, 2017, the Company funded operations with borrowing on 2 additional convertible promissory notes and had another debenture due from 2016. This table presents the positions on the notes at March 31, 2018 and December 31, 2017.

Holder	Date of Loan	Loan amount	OID and discounts and fees	Interest rate	Conversions to shares	Conversion Dollars	Balance March 31, 2018	Balance December 31, 2017
Blackbridge Capital Growth Fund, LLC	11-2-16	$100,000	$0	7%	15,000,000	$21,850	$78,150	$92,525
Crown Bridge Partners, LLC	1-11-17	$45,000	$5,000	5%	17,198,000	$19,387	$25,613	$39,021
Power Up Lending Group, Ltd	11-11-17	$58,000	$3,000	8%	None	None	$58,000	$58,000
Total		$203,000	$8,000				$161,763	$189,546
Debt discount on derivatives							-	2,310
Net total debentures							$161,763	$187,236

The Company had entered into Securities Purchase Agreement with Blackbridge Capital, LLC, a Delaware limited liability company [“SPA”], operating out of New York, New York (“Blackbridge”) on November 2, 2016 whereby Blackbridge has agreed to purchase up to $5,000,000 worth of shares of the Company’s common stock.  The Company had agreed to file a Registration Statement to register such shares for sale to Blackbridge.  In addition, the Company has issued [i] a convertible promissory note to Blackbridge pursuant to the Securities Purchase Agreement equal to $150,000 as a commitment fee (the “Blackbridge Note”), [ii] and designated that a portion of the $100,000 Convertible Note was to be used to cover the expenses to be incurred for the preparation and filing of the Registration statement and related matters (“Expenses Note”). The balance on the $100,000 Blackbridge note was $78,150 at March 31, 2018.

On March 13, 2017, the Company and Blackbridge, entered into an Agreement, effective as of March 1, 2017, terminating the SPA.  The Registration Statement on Form S-1 filed by the Company pursuant to the SPA could not be processed because of technical issues raised by the SEC and was withdrawn on February 28, 2017.  In addition, the Blackbridge Note issued by the Company as a commitment fee was declared null and void by agreement, effective March 1, 2017.

On January 11, 2017, the Company issued a twelve (12) month $45,000 convertible promissory note to Crown Bridge Partners, LLC, (“Crown”), which bears interest at the rate of 5% per annum on the principal sum of the outstanding (“Crown Note”).  The Company received net proceeds of $40,000 after deductions for expenses from the Crown Note which is convertible at any time after the six (6) month anniversary of the Note into shares of common stock as a conversion price equal to 52% of the lowest one (1) trade prices in the 20 trading days before the conversion date. During 2017 Crown converted $5,979 of their convertible debentures for 3,790,000 shares of common stock.  On February 2 and February 20, 2018 Crown converted $11,865 of their convertible debentures into 13,408,000 shares of common stock. The balance of the note was $26,613 as of March 31, 2018.

On October 13, 2017, the Company issued a nine (9) month $58,000 convertible promissory note to Power Up Lending Group, Ltd., (“Power Up”), which bears interest at the rate of 8% per annum on the principal sum of the outstanding (“Power Up Note”).  The Company received net proceeds of $55,000 after deductions for expenses from the Power Up Note.  The Power Up Note is convertible at any time after the six (6) month anniversary of the Note into shares of common stock as a conversion price equal to 58% of the lowest two (2) trade prices in the 15 trading days before the conversion date. The earliest conversion date was April 19, 2018.

The Company determined that the conversion feature embedded within the Expenses Note is a financial derivative. The Generally Accepted Accounting Principles (GAAP) required that the Company’s embedded conversion option be accounted for at fair value. The following schedule shows the change in fair value of the derivative liabilities at March 31, 2018 and December 31, 2017:

Description	March 31, 2018	December 31, 2017
Purchase price of the three convertible debentures	$203,000	$203,000
Valuation premium on notes during 2017	36,075	24,987
Balance of derivative liability net of discount on the two notes (See Consolidated Balance sheet liabilities)	$166,925	$178,013

The Company recorded finance fees and interest on derivatives for the three months ended March 31, 2018 of $6,807.

The Company measured and utilized quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (level 3) in applying valuation technology to derivative values for March 31, 2018 and December 31, 2017 and throughout the year.

Note 11     Income Taxes

The company has net operating loss carryforwards as of March 31, 2018 totaling approximately $3,357,100.  Accrued derivative liabilities of $1,040,166 and stock-based compensation from 2017 totaling $81,400 are assumed to be non-tax events. A deferred 21% tax benefit of approximately $704,991 has been offset by a valuation allowance of the same amount as its realization is not assured.

Due to the current uncertainty of realizing the benefits of the tax NOL carry-forward, a valuation allowance equal to the tax benefits for the deferred taxes has not been established. The full realization of the tax benefit associated with the carry-forward depends predominately upon the Company’s ability to generate taxable income during future periods, which is not assured.

The Company files tax returns in the USA only and is not subject to taxation in any foreign country.  There are three open years for which the Internal Revenue Service can examine our tax returns so 2015, 2016 and 2017 are still open years.

The NOL carryforward expires according to the following schedule:

Year Ending December 31:	Actual Total Loss (income)	Less Derivative expense	Less Stock Based Compensation	Net Tax loss subject to carry over
2038	$6,827	71,689	-	(64,862)
2037	599,936	$41,289	$81,400	$477,247,
2036	1,923,384	1,006,154		917,230
2035	214,823			214,823
2034	635,517			635,517
2033	622,474			622,474
2032	230,224			230,224
2031	182,908			182,908
2030	130,897		-	130,897
Totals	$4,546,990	$1,119,132	$81,400	$3,346,458

Note 12    Subsequent Events

During the period April 1, 2018 through May 11, 2018, the Company sold 34,500,000 shares of restricted common stock for gross proceeds of $172,435 and net proceeds of $74,716.

During the period April 1, 2018 and May 18, 2018 Power Up Lending Group, LLC and Crown Bridge Partners, LLC converted $87,513 of their convertible debentures into 82,391,166 common shares.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW

THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THREE MONTHS ENDED MARCH 31, 2017.

Our discussion of operating results for the Three months ended March 31, 2018 and March 31, 2017 are presented below with major category details of revenue and expense including the components of operating expenses.

Sales consist of photovoltaic products, electrical services and LED lighting products and installation during both periods for the three months ended March 31, 2018 and for the three months ended March 31, 2017.

Sales for the three months ended March 31, 2018 were $ 522,295 as compared to $ 212,806 for the same three months in 2017.  This is an increase of 309,489 or 146% of the 2017 sales. The Solar sales revenue in 2018 and 2017 reflected seasonal and changing market conditions in the financing of solar installations and competition from the public utilities in the Arizona markets.  When the utilities in Arizona cancelled or substantially reduced the rebate programs, the financing or leasing companies were able to reduce the financial requirements by accepting the rebates as partial payments were no longer able to make loans or lease that required no money down or longer terms for their finance products.  This severely reduced the opportunities for sales and reduced gross margins substantially.  Without available financing, the sales of solar products became even more difficult.  The prices of solar products were reduced in 2018 and 2017 to offset the reduction or elimination of rebates and the market has recovered from this time.  ABCO has worked diligently to overcome these changes by focusing on commercial applications and the increased interest of business and government in the LED lighting contracts.

Cost of sales was 63% of revenues in 2018 and 89% of revenues in 2017.  Gross margins were 37% of revenue in 2018 and 11% of revenue for the three months of 2017.  During 2018 and 2017 we have been offering new products and have found our entry market prices for steel parking structures have added gross margins higher than usual because we use outside contractors for the entire projects.  Our gross profit reflects this decision.  We feel that we have made progress in entering the parking shade markets and that our gross margins will stabilize as growth lowers these margins in the future.

Total selling, general and administrative expenses were 30% of revenues in 2018 and 73% of revenues for the same period in 2017.  Net income for the three-month period ended March 31, 2018 was $46,943 as compared to the net loss of $(139,536) for the same three-month period ended March 31, 2017.  Our operating expenses for this period were lower as a percentage of revenue and higher by $4,660 than the comparative period in 2017. The interest expense during the period ended March 31, 2018 was lower by $7,715 than in the period ended March 31, 2017 due mostly to the working capital provision of merchant loans and convertible debt.  Interest on derivative liabilities of convertible debentures decreased by $69,901 during the current period as compared to the prior year. This combination of factors increased the operating income for the period ending March 31, 2018 by $132,709 as compared to March 31, 2017, due almost entirely by the change in income and expenses.  Since our year to date revenues are higher than the previous year, this resulted in lower operating expenses as a percentage of total revenue.

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

STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

During the three months ended March 31, 2018 our net cash provided by operating activities was $(37,584) and comparatively the net cash used by operating activities in the three months ended March 31, 2017 was $(45,539).  Net cash used by operating activities in the period ended March 31, 2018 consisted primarily of net loss from operations of $(6,827) for 2018 as compared to a loss of $(139,536) for 2017.  Depreciation adjustments were of non-cash expenses were $1,614 and $2,899 for each period respectively. Derivative portion of convertible debt accounted for charges to income for future changes in value of the underlying stock in the amount of $(71,689) for the period ended March 31, 2018.  None of this expense will be realized if this debt is retired before maturity.  The Company experienced an increase in accounts payable of $55,398 and a decrease of $51,211 for each period respectively.  This is primarily due to the Company’s ability apply cash receipts from investors and operations to pay past and current creditors during each period. Accounts receivable [decreased] by $9,822, net of adjustments for contracts in process, during the period ended March 31, 2018 due to rapid increases in contracts at the end of the period.

Net cash used for investing activities for the periods ended March 31, 2018 and 2017 was $187 and $865 respectively due to receipt of principal on leases and equipment acquisitions.

Net cash provided by financing activities for the periods ended March 31, 2018 and 2017 was $65,809 and $51,706 respectively. Net cash provided by financing activities for 2018 and 2017 resulted primarily from the sale of common stock, loans from a financial institution and loans from a Director, Officer and affiliates. Cash provided by financing activities during the periods ended March 31, 2018 were primarily from the sale of common stock and loans from private parties. Any future conversions will increase the number of shares outstanding and the Stockholders Equity by the amount of the original investment. Management intends to retire these notes before maturity.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements have been for carrying cost of accounts receivable after completion of contracts.  The industry habitually requires the solar contractor to wait for the utility approval in order to be paid for the contracts. This process can easily exceed 90 days and sometimes requires the contractor to pay all or most of the cost of the project without assistance from suppliers. Our working capital at March 31, 2018 was $(992,613) and it was $(1,140,059) at December 31, 2017.  This decrease of  $147,446 in working capital deficit, was primarily due to losses from operations during the period ended March 31, 2017 and adjustments for possible future losses on derivative conversions.  Bank financing has not been available to the Company, but we have been able to increase our credit lines with our suppliers because of good credit.  There are no material covenants on our credit lines, normally due in 30 days, since they are standard in the industry and the balances vary on a daily basis. Most are personally guaranteed by the Officer of the Company.

We have been able to borrow $60,000 from a non-affiliated party to increase working capital during the period end March 31, 2018. The total borrowed from Directors, Affiliates and officers totaled $171,029 plus accrued interest of $57,769 as of March 31, 2018. There are no existing agreements or arrangement with any Director to provide additional funds to the Company.

During the three months period ended March 31, 2018 or the last fiscal year ended December 31, 2017 there were no transactions, or proposed transactions, which have materially affected or will materially affect the Company in which any director, executive officer or beneficial holder of more than 5% of the outstanding common, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

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

There are no off balance sheet arrangements or transactions.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Not Applicable to Smaller Reporting Companies.

Item 4.     Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including the Company’s Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms. Based upon that evaluation, the Chairman/CEO and the Chief Financial Officer concluded that our disclosure controls and procedures are not currently effective in timely alerting them to material information relating to the Company required to be included in the Company’s period SEC filings. The Company is attempting to expand such controls and procedures, however, due to a limited number of resources the complete segregation of duties is not currently in place.

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

Item 1A.  Risk Factors

Not Applicable.

Item 2.     Unregistered Sale of Equity Securities and Use of Proceeds

During the three-month period ended March 31, 2018 the Company sold but have not yet issued 25,316,667 shares of common stock and received or credited gross proceeds of $122,764.  The expenses of offering totaled $70,225.  The net proceeds of $52,539 were used for working capital, corporate expenses, legal fees and public company expenses.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures.

Not Applicable

Item 5.     Other Information

Not Applicable

Item 6.     Exhibits
Exhibit No.	Description of Exhibit

3(i)	Articles of Incorporation, as amended (1)
3(ii)	By-Laws (1)
10(a)	Share Exchange Agreement dated July 15, 2011 (1)
10(b)	12% $40,000 Convertible Note dated March 16, 2016 (4)
10(c)	8% $25,000 Convertible Note dated March 23, 2016 (4)
10(d)	10% $55,000 Convertible Note dated April 1, 2016 (5)
10(e)	5% $42,000 Convertible Note dated April 5, 2016 (5)
10(f)	10% $40,000 Convertible Note dated May 3, 2016 (5)
10(g)	8% $30,000 Convertible Note dated May 6, 2016 (5)
10(h)	Consulting Agreement between ABCO Energy, Inc. and Benchmark Advisory Partners effective September 20, 2016 (6)
10(i)	Agreement effective October 19, 2016 between the Company and Joshua Tyrell (7)
10(j)	Amendment No. 1 to Consulting Agreement effective November 11, 2016 between the Company and Joshua Tyrell (8)
10(k)	Securities Purchase Agreement dated as of November 7, 2016 between the Company and Blackbridge Capital Growth Fund (9)
10(l)	8% $58,000 Convertible Debenture dated October 11, 2017 between the Company and Power Up Lending Group (10)
10(m)	5% $45,000 Convertible Promissory Note dated January 11, 2017 between the Company and Crown Bridge Partners (10)
21	Subsidiaries of Registrant (1)
31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)
31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)
32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
99.1	Engagement Agreement between Adams Fund LLC and ABCO Energy, Inc., dated September 15, 2015 (3)
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Labels Linkbase Document

(1)	Previously filed with the Company’s Form 10, SEC File No. 000-55235 filed on March 31, 2015, and incorporated herein by this reference as an exhibit to this Form 10-K.
(2)	Attached.
(3)	Previously filed with the Company’s Form 8K filed on September 17, 2015, and incorporated herein by this reference as an exhibit to this Form 10-K.
(4)	Previously filed with the Company’s Form 10-K, File No. 000-55235, filed with the Commission on April 11, 2016 and incorporated herein by this reference.
(5)	Previously filed with the Company’s Form 10-Q, File No. 000-55235, filed with the Commission on May 20, 2016 and incorporate herein by this reference.
(6)	Previously filed with and incorporated herein by this reference the Company’s Form 8K, filed with the Commission on October 24, 2016.
(7)	Previously filed with and incorporated herein by this reference the Company’s Form 8K filed with the Commission on October 24, 2016.
(8)	Previously filed with and incorporated herein by this reference the Company’s Form 8K, filed with the Commission on November 29, 2016.
(9)	Previously filed with and incorporated herein by this reference the Company’s Form 8K, filed with the Commission on November 29, 2016.
(10)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

May 21, 2018

ABCO ENERGY, INC

/s/ Charles O’Dowd
Charles O’Dowd
Title: President &
Chief Executive Officer (CEO)

/s/ Charles O’Dowd
Charles O’Dowd
Chief Financial Officer (CFO)
Principal Accounting Officer (PAO)