Form 10-Q
period 2018-06-30
ABCO Energy, Inc.
filed 2018-08-22
CIK 1300938

As Filed with the Securities and Exchange Commission on August 21, 2018

File No:  000-55235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING JUNE 30, 2018

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

As of August 20, 2018 we had 465,054,727 shares of common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.     Financial Statements

ABCO ENERGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED

JUNE 30, 2018

Consolidated Balance Sheets: As of June 30, 2018 (Unaudited), and as of December 31, 2017 (Audited)

Consolidated Statements of Operations: For the Three Months Ended June 30, 2018 (Unaudited) and June 30, 2017 (Unaudited) and the Six months ended June 30, 2018 (Unaudited) and June 30, 2017 (Unaudited)

Consolidated Statements of Cash Flows: For the Six Months Ended June 30, 2018 and June 30, 2017 (Unaudited)

Notes to the Consolidated Financial Statements (Unaudited)

ABCO ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2018 Unaudited	December 31, 2017 Audited
Current Assets
Cash	$7,560	$5,046
Accounts receivable on completed projects	,	46,985
Inventory	38,704	38,127
Total Current Assets	46,264	90,158
Fixed Assets
Vehicles, office furniture & equipment – net of accumulated depreciation	16,257	21,941
Other Assets
Investment in long term leases	11,036	11,281
Security deposits	2,700	2,700
Total Other Assets	13,736	13,981
Total Assets	$76,257	$126,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$429,965	$496,991
Excess billings on contracts in progress	23,745	83,813
Convertible debentures – net of debt discount	13,587	187,236
Derivative liability on convertible debentures	67,015	178,013
Notes payable – merchant loans	43,633	96,338
Note payable – non-affiliate	60,000	-
Preferred stock investment considered a liability	78,000	-
Notes payable – related parties	176,386	187,826
Total Current Liabilities	892,331	1,230,217

Long term debt, net of current portion	-	-
Total Liabilities	892,331	1,230,217

Commitments and contingencies	0	0

Stockholders’ Deficit:
Preferred stock, Series B 100,000,000 shares authorized, $0.001 par value, and 15,000,000 shares issued and outstanding at June 30, 2018 and 15,000,000 at December 31, 2017.	15,000	15,000
Common stock, 2,000,000,000 shares authorized, $0.001 value, 268,600,183 and 126,998,171 issued and outstanding at June 30, 2018 and December 31, 2017, respectively.	268,600	126,998
Common shares sold not issued 88,491,082 at June 30, 2018 and 35,140,224 at December 31, 2017	88,491	35,140
Additional paid-in capital	3,566,285	3,258,888
Accumulated deficit	(4,754,450)	(4,540,163)
Total Stockholders’ Deficit	(816,074)	(1,104,137)
Total Liabilities and Stockholders’ Deficit	$76,257	$126,080

See accompanying notes to the unaudited consolidated financial statements.

ABCO ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

 (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues	$558,726	$690,018	$1,081,021	$902,824
Cost of Sales	417,882	291,751	746,260	482,120
Gross Profit	140,844	398,267	334,761	420,704
Operating Expenses:
Payroll	73,023	60,680	143,710	124,709
Payroll taxes	35,671	11,549	37,076	25,274
Consulting	31,231	14,138	33,699	20,897
Professional fees	46,765	24,489	52,945	31,579
Rent	9,833	6,404	18,945	13,008
Insurance	8,839	10,001	16,824	18,719
Other expense	49,581	34,558	111,680	82,809
Total Selling, General & Administrative	254,943	161,819	414,879	316,995
Income (Loss) from operations	(114,099)	236,448	(80,118)	103,709
Other expenses
Interest on notes payable	(28,272)	(25,114)	(36,746)	(41,303)
Loss on note issuance derivatives	(36,230)		(36,230)
Gain on extinguishment of debt			39,355
Change in derivatives gain or (loss)	74,905		63,793
Derivative valuation interest expense	(118,577)	49,470	(125,384)	121,956
Derivative amortization of interest expense	(38,953)	(62,956)	(38,953)	(126,050)
Total Other (Expenses) Income	(147,127)	(38,600)	(134,165)	(45,397)

Net Income (loss)	$(261,226)	$197,848	$(214,283)	$58,312
Net loss per share (Basic and fully diluted)	$(.001)	$0.01	$(0.01)	$0.01

Weighted average number of common shares used in the calculation including non-registered shares	278,523,166	52,093,022	259,614,833	44,697,949

See accompanying notes to the unaudited consolidated financial statements.

ABCO ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	June 30,	June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$(214,283)	$58,312
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	8,120	4,390
Change in inventory	(577)	2,787
Amortization of debt discount	38,953	(175,789)
Change in derivative liability	(61,590)	(121,956)
Loss on note issuance	36,230
Change in accounts receivable	(461,328)
Gain on extinguishment of debt	(39,355)
Decrease in prepaid expenses	-	(3,322)
Increase (decrease) in operating liabilities
Billings in excess of costs	448,246
Increase (decrease) in accounts payable and accrued expenses	(67,032)	(45,347)
Net cash used in operating activities	(312,616)	(280,925)

Cash Flows from Investing Activities:
Proceeds from investments in long term leases	245	295
Purchase of office equipment	(2,436)	-
Net cash provided by (used for) investing activities	(2,191)	295

Cash Flows from Financing Activities:
Proceeds from loans payable	110,000	158,826
Payments on debt	(63,350)	(16,071)
Proceeds from related parties notes payable	(11,439)	1,753
Proceeds from sale of common stock – net of expenses	282,110	125,132
Net cash provided by financing activities	317,321	269,640

Net increase (decrease) in cash	2,514	(10,990)
Cash, beginning of period	5,046	12,534
Cash, end of period	$7,560	$1,544

Supplemental disclosures of cash flow information:

Cash paid for interest	$30,042	$41,303
Note conversion to common shares	128,930	7,475
Income taxes paid or accrued	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

ABCO ENERGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

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

The Company prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles in the United States. However, the Company has recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first six months of 2018. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2017. The income statement for the six months ended June 30, 2018 cannot necessarily be used to project results for the full year.

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

Revenue Recognition

The Company generates revenue from sales of solar products, LED lighting, installation services and leasing fees. During the six months ended June 30, 2018 and 2017, the company had product sales as follows:

Sales Product and Services Description	2018		2017
Solar PV residential and commercial sales	$910,824	84%	$766,908	84%
Energy efficient lighting & other income	169,701	15%	135,424,	15%
Interest Income	496	1%	492	1%
Total revenue	$1,081,021	100%	$902,824	100%

The Company recognizes product revenue, net of sales discounts, returns and allowances. These statements establish that revenue can be recognized when persuasive evidence of an arrangement exists, delivery has occurred, and all significant contractual obligations have been satisfied, the fee is fixed or determinable, and collection is considered probable. ASC (606) accounting requires that the company recognize revenue and profits on the percentage of completion method for long term projects. These contracts generally extend for a period in excess of one reporting period. The amount of revenue and profits recognized in each period in determined by the ratio of costs incurred to the total of estimated costs. Costs included in construction in process consist of materials, direct labor and project related overhead. At June 30, 2018 ABCO had $1,183,589 in construction in progress and had earned $662,984 and $520,604 was not earned at the end of the period.  Recognition standards require evidence of arrangement, delivery or services rendered, price fixed, collectability reasonably assured are now replaced with the following steps under ASC 606.

1.     Identify the contract with a customer.

2.     Identify the performance obligations in the contract.

3.     Determine the transaction price

4.     Allocate the transaction price to the performance obligations in the contract.

5.     Recognize revenue when (or as) the entity satisfies a performance obligation

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

Income (Loss) per Share

Basic earnings per share amounts are calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the weighted average numbers of shares of common stock outstanding for the periods, including dilutive effects of stock options, warrants granted and convertible preferred stock. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. ABCO has incurred losses in the current period but the impact of the common stock equivalents would be anti-dilutive and therefore are not included in the calculation.  In addition, there are no common stock equivalents outstanding at the time of this report. Since convertible preferred stock and convertible debt have unknown conversion ratios to common stock, no calculation for this contingency is included in earnings or losses per share.

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

Note 3      Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company incurred accumulated net losses from inception through the period ended June 30, 2018 of $(4,754,450), which raises substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock or through debt financing and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Note 4     Inventory

Inventory of construction supplies not yet charged to specific projects was $38,704 and $38,127 as of June 30, 2018 and December 31, 2017, respectively. The Company values items of inventory at the lower of cost or market and uses the first in first out method to charge costs to jobs.

Note 5      Note Payable – Officers, Directors and Related Parties

Officer loans are demand notes totaling $176,386 and $187,826, respectively, as of June 30, 2018 and December 31, 2017.  These notes provide for interest at 12% per annum and are unsecured.  Notes payable to the Officers, Directors and Related Parties resulted in interest charges of $5,296 and $5,223 for the periods ended June 30, 2018 and June 30, 2017, respectively. The other related party note from a non-officer or director totaled $55,336 at June 30, 2018.

Related party notes payable and accrued interest as of June 30, 2018 and December 31, 2017 consists of the following:

Description	Accrued interest due at June 30, 2018	Note Balance June 30, 2018	Note Balance December 31, 2017
Note payable - Director bearing interest at 12% per annum, unsecured, demand note.	$30,674	$60,000	$60,000
Note payable - Officer bearing interest at 12% per annum, unsecured, demand note	16,368	61,050	61,050
Note payable – other bearing interest at 12% per annum, unsecured, demand note.	16,023	55,336	66,776
Total	$63,065	$176,386	$187,826

Note 6      Short Term Notes Payable

Description	June 30, 2018	December 31, 2017
Demand note Perfectly Green Corp (1)	$60,000
Merchant Note payable to Web Bank, borrowed 2-1-16, bearing interest at 23% per annum, unsecured. (2) Settled by negotiated payment in 2018	-	69,854
Merchant Note payable to Quarterspot Lending, borrowed 6-27-16, bearing interest at 31% per annum, unsecured. (3) Settled by negotiated payment in 2018	-	26,484
Merchant note payable to Powerup Lending Group – Cash advance loan bearing interest at 36%	28 317
Veritas settlement of the Web Bank and Quarterspot notes	15,316
Total	$103,633	$96,338

(1) On January 22, 2018 the Company borrowed $60,000 from Perfectly Green Corporation, a Texas corporation.  The note bears interest at 3% per annum and is payable upon demand after 60 days’ notice which cannot be given until after May 31, 2018. Accrued interest on this note totaled $800 at June 30, 2018

(2) On February 1, 2016, the Company financed operations with a loan in the amount of $150,000 from WebBank.  The note is an open credit line with interest rate of 23% maturing in March of 2017. A portion of the loan was used to pay off a credit loan from Orchard Street Funding in the amount of $44,061.  On August 22, 2016, the Company ceased making payments on this loan and at December 31, 2017 the Company owed a settled negotiated amount of $69,854 in principal, accrued interest and settlement fees. This loan was personally guaranteed by an Officer of the Company.  The Company has negotiated a payment and payoff arrangements for this debt.

(3) On June 28, 2016, the Company financed operations with a loan in the amount of $43,500 from Quarterspot, a lending institution. The note is an open line with interest rate of approximately 31% maturing in September of 2017. On August 22, 2016, the Company ceased making payments on this loan.  As of December 31, 2017, the Company owed $26,484 in principal, accrued interest and settlement fees.  This loan is not personally guaranteed by an Officer of the Company.  Arrangements have been made for the final payment schedule on this loan.  The negotiated settlement on the Quarterspot note was $8,650 plus fees.  This note and the fees have been paid in full in the period ended June 30, 2018.

The negotiated payment settlements on the loans described in Note 2 and 3 resulted in an obligation totaling $15,316 as of June 30, 2018 with respect to the WebBank loan, the Quarters pot loan and the Veritas settlement fees.  The obligation requires ABCO to continue payments of $1,187 per week until the total paid reaches the sum of $15,316 with respect to the loans and fees.  Quarterspot loan was paid in full so these payments apply only to WebBank and Veritas.  These notes will be considered paid in full at the end of the negotiated settlement period if all such payments are made on a timely basis.

Note 7      Long Term Debt

The Company had no long term debt as of December 31, 2017 and none as of June 30, 2018.

Note 8      Fair Value of Financial Instruments

The following is the major category of liabilities measured at fair value on a recurring basis as of June 30, 2018, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	June 30, 2018	December 31, 2017
Derivative Liabilities from Convertible Notes (Level 3)	$67,015	$178,013

Note 9      Stockholder’s Equity

At June 30, 2018 and December 31, 2017, the Company had sold but have not yet issued 88,491,082 and 35,140,224 shares of common stock. The gross proceeds during the six months ended June 30, 2018 totaled $446,122 and the expenses of offering totaled $265,228.  The net proceeds of $180,894 were used for working capital, corporate expenses, legal fees and public company expenses. These shares are reflected in the balance sheet and included in total shares outstanding.  Many shareholders have elected to wait for the issuance of restricted shares until the holding period has expired. The following table shows the issued and unissued shares at the end of the period.

Description of shares	June 30, 2018 Shares	Net Value of unissued shares	Par value of shares	December 31, 2017 Shares	Net value of unissued shares	Par Value of shares
Common shares sold and issued	268,600,183		$268,600	126,998,171		$126,998
Common shares sold and not yet issued	88,491,082	180,894	88,491	35,140,224	59,643	35,140
Total common shares	357,091,265	$180,894	$357,091	162,138,395	$59,643	$162,138

On May 7, 2018, the Company issued 78,000 shares of Series C Preferred Stock to Power Up Lending Group Ltd. In exchange for net proceeds of $75,000. The Series C Preferred Stock has no voting rights and is subordinate to the Series B Preferred Stock. The series C Preferred Stock is convertible into common stock after 6 months at the option of the Holder. The conversion into common stock shares is determined by the use of the lowest price of the trading common stock in a 20 day period prior to the elected date to convert, The price is determined by the discount rate of 35% of the lowest price to determine the number of shares. The Series B Preferred  is classified aas a liability on the Balance Sheet because it is mandatorily redeemeable after  its 15 month term if not fully converted by that date.The classification of this investment as a liability on the balance sheet will also require a calculation of a derivative liability on future statements.

On January 17, 2018 the debt holder Blackbridge Capital Growth Fund, LLC converted $14,375 of their convertible debentures into 12,500,000 shares of common stock.  This transaction resulted in an increase to paid in capital for derivative gains in the amount of $25,196 in addition to the reduction in the debt in the amount of $14,375.  As of June 30, 2018, Blackbridge had sold their promissory note to L2 Capital, LLC in a private transaction. L2 Capital converted $29,382 of the note into 29,000,000 shares of common stock prior to June 30, 2018. The balance of the convertible debenture was $57,981 at June 30, 2018.

During the first and second quarter of 2018, Crown Bridge Partners, LLC converted $39,021 of their convertible debenture into of their convertible debentures into 49,358,000 shares of common stock. The balance of their debt was $8,446 plus interest of $4,359. Subsequent to June 30, 2018, Crown Bridge converted the full balance of $12,805 into 18,469,556 shares of common stock.

On October 13, 2017, the Company issued a nine (9) month $58,000 convertible promissory note to Power Up Lending Group, Ltd., (“Power Up”), which bears interest at the rate of 8% per annum on the principal sum of the outstanding (“Power Up Note”).  The Company received net proceeds of $55,000 after deductions for expenses from the Power Up Note.  The Power Up Note is convertible at any time after the six (6) month anniversary of the Note into shares of common stock as a conversion price equal to 58% of the lowest two (2) trade prices in the 15 trading days before the conversion date. The earliest conversion date was April 19, 2018. During the period ended June 30, 2018 Powerup Lending converted and sold $59,815 worth of debentures including $1,815 in interest for 51,130,560 shares of common stock. The balance of this note was $0 at June 30, 2018.

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

On November 8, 2017, the Company entered into a Consulting Agreement (“CA”) with Eurasian Capital, LLC [“Consultant”] which will provide institutional funding services and shareholder and third party sponsorship services for a six month term ending May 7, 2018. Consultant shall be paid a monthly retainer of $10,000 payable in ABCO restricted common stock based upon the 5 day average of the closing bid price commencing on the first day of each month during the effectiveness of the Consulting Agreement.  The CA was terminated by the Company on March 29, 2018 for non-performance by Consultant.  Consultant was issued 7,194,063 restricted shares for November and December 2017, of which 3,968,254 have been delivered to Consultant.  No shares for January through the termination date were ever issued.  A dispute has arisen with respect to the number of shares due Consultant as a result of the CA termination. The parties resolved this matter by the delivery of an aggregate of 7,391,976 shares to Consultant and the execution releases.

Note 10     Convertible Debt and Derivative Valuation

In accordance with the Statement of Financial Accounting Standard ASC 820-10-35-37 Fair Value in Financial Instruments, Statement of Financial Accounting Standard ASC 815 Accounting for Derivative Instruments and Hedging Activities require that instruments with embedded derivative features be valued at their market values.  The Company hired a valuation consultant to value the Convertible Debentures for the derivative portion of the instruments. The Binomial model was used to value the derivative liability for the fiscal year ending December 31, 2017 and June 30, 2018.

During the year ended December 31, 2017, the Company funded operations with borrowing on 2 additional convertible promissory notes and had another debenture due from 2016. This table presents the positions on the notes at June 30, 2018 and December 31, 2017.

Holder	Date of Loan	Loan amount	OID and discounts and fees	Interest rate	Conversions to shares	Conversion Dollars	Balance June 30, 2018	Balance December 31, 2017
L2 Capital – formerly Blackbridge Capital Growth Fund, LLC	11-2-16	$100,000	$0	7%	44,000,000	$51,232	$57,982	$92,525
Crown Bridge Partners, LLC	1-11-17	$45,000	$5,000	5%	49,358,000	$39,733	$4,359	$39,021
Power Up Lending Group, Ltd	11-11-17	$58,000	$3,000	8%	51,130,560	59,815	$0	$58,000
Total		$203,000	$8,000				$62,341	$189,546
Debt discount on derivatives							(48,754)	2,310
Net total debentures							$13,587	$187,236

The Company had entered into Securities Purchase Agreement with Blackbridge Capital, LLC, a Delaware limited liability company [“SPA”], operating out of New York, New York (“Blackbridge”) on November 2, 2016 whereby Blackbridge has agreed to purchase up to $5,000,000 worth of shares of the Company’s common stock.  The Company had agreed to file a Registration Statement to register such shares for sale to Blackbridge.  In addition, the Company has issued [i] a convertible promissory note to Blackbridge pursuant to the Securities Purchase Agreement equal to $150,000 as a commitment fee (the “Blackbridge Note”), [ii] and designated that a portion of the $100,000 Convertible Note was to be used to cover the expenses to be incurred for the preparation and filing of the Registration statement and related matters (“Expenses Note”). The balance on the $100,000 Blackbridge note was $57,982 at June 30, 2018.

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

On January 17, 2018 the debt holder Blackbridge Capital Growth Fund, LLC converted $14,375 of their convertible debentures into 12,500,000 shares of common stock.  This transaction resulted in an increase to paid in capital for derivative gains in the amount of $25,196 in addition to the reduction in the debt in the amount of $14,375.  As of June 30, 2018, Blackbridge had sold their promissory note to L2 Capital, LLC in a private transaction. L2 Capital converted $29,382 of the note into 29,000,000 shares of common stock. Prior to June 30, 2012. The balance of the convertible debenture was 57,981 at June 30, 2018.

On January 11, 2017, the Company issued a twelve (12) month $45,000 convertible promissory note to Crown Bridge Partners, LLC, (“Crown”), which bears interest at the rate of 5% per annum on the principal sum of the outstanding (“Crown Note”).  The Company received net proceeds of $40,000 after deductions for expenses from the Crown Note which is convertible at any time after the six (6) month anniversary of the Note into shares of common stock as a conversion price equal to 52% of the lowest one (1) trade prices in the 20 trading days before the conversion date. During 2017 Crown converted $5,979 of their convertible debentures for 3,790,000 shares of common stock. During the period ended June 30, 2018, Crown Bridge converted $39,021 in principal and $712 of Interest into 49,358,000 shares of common stock. The balance of the note was $8,445 plus accrued interest of $4,359 as of June 30, 2018.

On October 13, 2017, the Company issued a nine (9) month $58,000 convertible promissory note to Power Up Lending Group, Ltd., (“Power Up”), which bears interest at the rate of 8% per annum on the principal sum of the outstanding (“Power Up Note”).  The Company received net proceeds of $55,000 after deductions for expenses from the Power Up Note.  The Power Up Note is convertible at any time after the six (6) month anniversary of the Note into shares of common stock as a conversion price equal to 58% of the lowest two (2) trade prices in the 15 trading days before the conversion date. The earliest conversion date was April 19, 2018. During the period ended June 30, 2018 Powerup Lending converted and sold $59,815 worth of debentures including $1,815 in interest for 51,130,560 shares of common stock. The balance of the Power Up Note was $0 at June 30, 2018

The Company determined that the conversion feature embedded within the Expenses Note is a financial derivative. The Generally Accepted Accounting Principles (GAAP) required that the Company’s embedded conversion option be accounted for at fair value. The following schedule shows the change in fair value of the derivative liabilities at June 30, 2018 and December 31, 2017:

Description	June 30, 2018	December 31, 2017
Purchase price of the convertible debentures	$203,000	$203,000
Valuation premium on notes during 2017	135,985	24,987
Balance of derivative liability net of discount on the notes (See Consolidated Balance sheet liabilities)	$67,015	$178,013

The Company recorded finance fees and interest on derivatives for the six months ended June 30, 2018 of $125,384.

The Company measured and utilized quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (level 3) in applying valuation technology to derivative values for June 30, 2018 and December 31, 2017 and throughout the year.

Note 11     Income Taxes

The company has net operating loss carryforwards as of June 30, 2018 totaling approximately $3,207,313.  Accrued derivative liabilities of $1,441,402 and stock-based compensation from 2017 totaling $81,400 are assumed to be non-tax events. A deferred 21% tax benefit of approximately $673,535 has been offset by a valuation allowance of the same amount as its realization is not assured.

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

The NOL carryforward expires according to the following schedule:

Year Ending December 31:	Actual Total Loss (income)	Less Derivative expense	Less Stock Based Compensation	Net Tax loss subject to carry over
2038	$214,283	$601,564	-	$(387,281)
2037	599,936	41,289	$81,400	477,247
2036	1,923,384	1,006,154		917,230
2035	214,823			214,823
2034	635,517			635,517
2033	622,474			622,474
2032	230,228			230,228
2031	182,908			182,908
2030	130,897		-	130,897
Totals	$4,754,450	$1,649,007	$81,400	$3,024,043

Note 12    Subsequent Events

During the period July 1, 2018 through August 20, 2018, the Company sold 20,000,000 shares of restricted common stock Using exemption under REG S for gross proceeds of $90,000 and net proceeds of $45,135.

Subsequent to the June 30, 2018 report, L2 Capital converted the balance of their investment into 69,493,906 shares.  This conversion completed their entire investment and interest.

During the period July 1 and August 14, 2018, Crown Bridge Partners, LLC converted $11,848 of their convertible notes into 18,469,556 shares of common stock. These shares were issued for interest and penalties earned during the holding period.

On July 6, 2018, the Company issued 68,000 shares of its Series C Preferred Stock for net proceeds of $65,000 to Power Up Lending Group, Ltd. The Series C Preferred Stock do not have voting rights and are subordinate to the Series B preferred Stock. This investment is disclosed on the balance sheet as a liability and will require a derivative liability calculation in future periods.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW

THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO THREE MONTHS ENDED JUNE 30, 2017.

Our discussion of operating results for the Three months ended June 30, 2018 and June 30, 2017 are presented below with major category details of revenue and expense including the components of operating expenses.

Sales consist of photovoltaic products, electrical services and LED lighting products and installation during both periods for the three months ended June 30, 2018 and for the three months ended June 30, 2017.

Sales for the three months ended June 30, 2018 were $ 558,726 as compared to $ 690,018 for the same three months in 2017.  This is a decrease of $131,292 or 19% of the 2017 sales. The Solar sales revenue in 2018 and 2017 reflected seasonal and changing market conditions in the financing of solar installations and competition from the public utilities in the Arizona markets.  When the utilities in Arizona cancelled or substantially reduced the rebate programs, the financing or leasing companies were able to reduce the financial requirements by accepting the rebates as partial payments were no longer able to make loans or lease that required no money down or longer terms for their finance products.  This severely reduced the opportunities for sales and reduced gross margins substantially.  Without available financing, the sales of solar products became even more difficult.  The prices of solar products were reduced in 2018 and 2017 to offset the reduction or elimination of rebates and the market has recovered from this time.  ABCO has worked diligently to overcome these changes by focusing on commercial applications and the increased interest of business and government in the LED lighting contracts.

Cost of sales was 75% of revenues in 2018 and 42% of revenues in 2017.  Gross margins were 26% of revenue in 2018 and 58% of revenue for the three months of 2017.  During 2018 and 2017 we have been offering new products and have found our entry market prices for steel parking structures have added gross margins higher than usual because we use outside contractors for the entire projects.  Our gross profit reflects this decision.  We feel that we have made progress in entering the parking shade markets and that our gross margins will stabilize as growth lowers these margins in the future.

Total selling, general and administrative expenses were 45% of revenues in 2018 and 23% of revenues for the same period in 2017.  Net income from operations for the three-month period ended June 30, 2018 was $($114,099) as compared to the net income of $236,448 for the same three-month period ended June 30, 2017. This change is due almost entirely by the change in conversion of debt to shares which equates to the derivative losses. Our operating expenses for this period were higher as a percentage of revenue and higher by $93,124 than the comparative period in 2017. The interest expense during the period ended June 30, 2018 was higher by $3,158 than in the period ended June 30, 2017 due mostly to the working capital provision of merchant loans and convertible debt being reduced.  Interest on derivative liabilities of convertible debentures decreased by $168,047 during the current period as compared to the prior year. This combination of factors decreased the loss from operations by $(261,226) during the three months ended June 30, 2018.  Since our year to date revenues are lower than the previous year, this resulted in lower operating expenses as a percentage of total revenue.

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

SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO SIX MONTHS ENDED JUNE 30, 2017.

Our discussion of operating results for the six months ended June 30, 2018 and June 30, 2017 are presented below with major category details of revenue and expense including the components of operating expenses.

Sales consist of photovoltaic products, electrical services and LED lighting products and installation during both periods for the six months ended June 30, 2018 and for the six months ended June 30, 2017.

Sales for the six months ended June 30, 2018 were $1,081,021 as compared to $902,824 for the same six months in 2017.  This is an increase of $178,197 or 20% above the 2017 sales. The Solar sales revenue in 2018 and 2017 reflected seasonal and changing market conditions in the financing of solar installations and competition from the public utilities in the Arizona markets.  When the utilities in Arizona cancelled or substantially reduced the rebate programs, the financing or leasing companies were able to reduce the financial requirements by accepting the rebates as partial payments were no longer able to make loans or lease that required no money down or longer terms for their finance products.  This severally reduced the opportunities for sales and reduced gross margins substantially.  Without available financing, the sales of solar products became even more difficult.  The prices of solar products were reduced in 2018 and 2017 to offset the reduction or elimination of rebates and the market has recovered from this time.  ABCO has worked diligently to overcome these changes by focusing on commercial applications and the increased interest of business and government in the LED lighting contracts.

Cost of sales was 69% of revenues in 2018 and 53% of revenues in 2017.  Gross margins were 31% of revenue in 2018 and 47% for the six months of 2017.  During 2018 and 2017 we have been offering new products and have found our entry market prices for steel parking structures have added gross margins higher than usual because we use outside contractors for the entire projects.  Our gross profit reflects this decision.  We feel that we have made progress in entering the parking shade markets and that our gross margins will stabilize as growth lowers these margins in the future.

Total selling, general and administrative expenses were 38% of revenues in 2018 and 36% of revenues for the same period in 2017.  Net loss from operations for the six-month period ended June 30, 2018 was ($80,118) as compared to the net income of $103,709 for the same six- month period ended June 30, 2017.  Our operating expenses for this period were higher by $97,884 than the comparative period in 2017. The interest expense during the period ended June 30, 2018 was lower by $4,557 than in the period ended June 30, 2017 due mostly to the working capital provision of merchant loans and convertible debt being reduced.  Interest on derivative liabilities of convertible debentures increased by $247,340 during the current period as compared to the prior year. This combination of factors increased the operating loss for the period ending June 30, 2018 by ($272,595) greater than the June 30, 2017 income, due mostly to change in derivative valuation and finance fees and the loss from operations.

As noted in previous paragraphs discussing market conditions, ABCO could not finish its backlog of work and expand into the markets of LED lights and commercial solar markets without maintaining staff, facilities and sales expenses.  When sales revenues fall, and expenses are not reduced in equal amounts or percentages, the result is an increase of the percentage of operating expenses to sales revenue.  Operating expenses for the two periods increased to accommodate our expansion of sales programs, but not in the same ratio as the reduction in sales. ABCO chose to maintain a level of expenses that would not cripple the Company’s future. The backlog of incomplete work at June 30, 2018 was higher than in any prior period in the company’s history.

STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

During the six months ended June 30, 2018 our net cash used by operating activities was $(312,616) and comparatively the net cash used by operating activities in the six months ended June 30, 2017 was $(280,925).  Net cash used by operating activities in the period ended June 30, 2018 consisted primarily of net loss from operations of $(214,283) for 2018 as compared to a net income of $58,312 for 2017.  Depreciation adjustments were of non-cash expenses were $8,120 and $4,390 for each period respectively. Derivative portion of convertible debt accounted for charges to income for future changes in value of the underlying stock in the amount of $(113,994) for the period ended June 30, 2018.  None of this expense will be realized if this debt is retired before maturity.  The Company experienced a decrease in accounts payable of $(67,032) and a decrease of $(45,347) for each period respectively.  This is primarily due to the Company’s ability apply cash receipts from investors and operations to pay past and current creditors during each period. Accounts receivable decreased by $461,328, net of adjustments for contracts in process of $448,246, for a net decrease of $13,082 during the period ended June 30, 2018 due to rapid increases in contracts during the period.

Net cash provided by investing activities for the periods ended June 30, 2018 and 2017 was $(2,191) and $295 respectively due to receipt of principal on leases and equipment acquisitions.

Net cash provided by financing activities for the periods ended June 30, 2018 and 2017 was $317,321 and $269,640 respectively. Net cash provided by financing activities for 2018 and 2017 resulted primarily from the sale of common stock, loans from a financial institution and loans from a Director, Officer and affiliates.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements have been for carrying cost of accounts receivable after completion of contracts.  The industry habitually requires the solar contractor to wait for the utility approval to be paid for the contracts. This process can easily exceed 90 days and sometimes requires the contractor to pay all or most of the cost of the project without assistance from suppliers. Our working capital at June 30, 2018 was $(768,067) and it was $(1,140,059) at December 31, 2017.  This increase of $371,992 in working capital deficit, was primarily due to increases in contracts for constructions projects and losses from operations during the period ended June 30, 2018 and adjustments for possible future losses on derivative conversions.  Bank financing has not been available to the Company, but we have been able to increase our credit lines with our suppliers because of good credit.  There are no material covenants on our credit lines, normally due in 30 days, since they are standard in the industry and the balances vary on a daily basis. Most are personally guaranteed by the Officer of the Company.

We have been able to borrow $60,000 from a non-affiliated party to increase working capital during the period end June 30, 2018. The total borrowed from Directors, Affiliates and officers totaled $176,386 plus accrued interest of $65,410 as of June 30, 2018. There are no existing agreements or arrangement with any Director to provide additional funds to the Company.

During the six months period ended June 30, 2018 or the last fiscal year ended December 31, 2017 there were no transactions, or proposed transactions, which have materially affected or will materially affect the Company in which any director, executive officer or beneficial holder of more than 5% of the outstanding common, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Not Applicable to Smaller Reporting Companies.

Item 4.     Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including the Company’s Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms. Based upon that evaluation, the Chairman/CEO and the Chief Financial Officer concluded that our disclosure controls and procedures are not currently effective in timely alerting them to material information relating to the Company required to be included in the Company’s period SEC filings. The Company is attempting to expand such controls and procedures, however, due to a limited number of resources the complete segregation of duties is not currently in place.

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

Item 1A.  Risk Factors

Not Applicable.

Item 2.     Unregistered Sale of Equity Securities and Use of Proceeds

At June 30, 2018 and December 31, 2017, the Company had sold but have not yet issued 88,491,082 and 35,140,224 shares of common stock. The gross proceeds during the six months ended June 30, 2018 totaled $446,122 and the expenses of offering totaled $265,228.  The net proceeds of $180,894 were used for working capital, corporate expenses, legal fees and public company expenses. These shares are reflected in the balance sheet and included in total shares outstanding.  Many shareholders have elected to wait for the issuance of restricted shares until the holding period has expired.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures.

Not Applicable

Item 5.     Other Information

Not Applicable

Item 6.     Exhibits

Exhibit No.	Description of Exhibit

3(i)	Articles of Incorporation, as amended (1)
3(ii)	By-Laws (1)
10(a)	Share Exchange Agreement dated July 15, 2011 (1)
10(b)	12% $40,000 Convertible Note dated March 16, 2016 (4)
10(c)	8% $25,000 Convertible Note dated March 23, 2016 (4)
10(d)	10% $55,000 Convertible Note dated April 1, 2016 (5)
10(e)	5% $42,000 Convertible Note dated April 5, 2016 (5)
10(f)	10% $40,000 Convertible Note dated May 3, 2016 (5)
10(g)	8% $30,000 Convertible Note dated May 6, 2016 (5)
10(h)	Consulting Agreement between ABCO Energy, Inc. and Benchmark Advisory Partners effective September 20, 2016 (6)
10(i)	Agreement effective October 19, 2016 between the Company and Joshua Tyrell (7)
10(j)	Amendment No. 1 to Consulting Agreement effective November 11, 2016 between the Company and Joshua Tyrell (8)
10(k)	Securities Purchase Agreement dated as of November 7, 2016 between the Company and Blackbridge Capital Growth Fund (9)
10(l)	8% $58,000 Convertible Debenture dated October 11, 2017 between the Company and Power Up Lending Group (10)
10(m)	5% $45,000 Convertible Promissory Note dated January 11, 2017 between the Company and Crown Bridge Partners (10)
21	Subsidiaries of Registrant (1)
31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)
31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)
32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
99.1	Engagement Agreement between Adams Fund LLC and ABCO Energy, Inc., dated September 15, 2015 (3)
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Labels Linkbase Document

(1)	Previously filed with the Company’s Form 10, SEC File No. 000-55235 filed on June 30, 2015, and incorporated herein by this reference as an exhibit to this Form 10-Q.
(2)	Attached.
(3)	Previously filed with the Company’s Form 8K filed on September 17, 2015, and incorporated herein by this reference as an exhibit to this Form 10-Q.
(4)	Previously filed with the Company’s Form 10-K, File No. 000-55235, filed with the Commission on April 11, 2016 and incorporated herein by this reference.
(5)	Previously filed with the Company’s Form 10-Q, File No. 000-55235, filed with the Commission on May 20, 2016 and incorporate herein by this reference.
(6)	Previously filed with and incorporated herein by this reference the Company’s Form 8K, filed with the Commission on October 24, 2016.
(7)	Previously filed with and incorporated herein by this reference the Company’s Form 8K filed with the Commission on October 24, 2016.
(8)	Previously filed with and incorporated herein by this reference the Company’s Form 8K, filed with the Commission on November 29, 2016.
(9)	Previously filed with and incorporated herein by this reference the Company’s Form 8K, filed with the Commission on November 29, 2016.
(10)	Previously filed with and incorporated herein by reference the Company’s Form 10Q, filed with the Commission on May 21, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

August 21, 2018

ABCO ENERGY, INC

/s/ Charles O’Dowd
Charles O’Dowd
Title: President &
Chief Executive Officer (CEO)

/s/ Charles O’Dowd
Charles O’Dowd
Chief Financial Officer (CFO)
Principal Accounting Officer (PAO)