Form 10-Q
period 2018-09-30
ABCO Energy, Inc.
filed 2018-11-19
CIK 1300938

As Filed with the Securities and Exchange Commission on November 19, 2018

File No:  000-55235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definition of “law accelerated filed,” “accelerated filed,” “Smaller reporting company,” and “emerging growth company” in Rule 12b of the Exchange Act.

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

As of November 19, 2018, we had 499,854,239 shares of common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.     Financial Statements

ABCO ENERGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2018

Consolidated Balance Sheets: As of September 30, 2018 (Unaudited), and as of December 31, 2017

Consolidated Statements of Operations: For the Three Months Ended September 30, 2018 (Unaudited) and September 30, 2017 (Unaudited) and the Nine months ended September 30, 2018 (Unaudited) and September 30, 2017 (Unaudited)

Consolidated Statements of Cash Flows: For the Nine Months Ended September 30, 2018 (Unaudited) and September 30, 2017 (Unaudited)

Notes to the Consolidated Financial Statements (Unaudited)

ABCO ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2018 Unaudited	December 31, 2017
Current Assets
Cash and cash equivalents	$43,770	$5,046
Accounts receivable on completed projects	207,146	46,985
Accounts receivable on incomplete projects	1,191,356	-
Inventory, net	45,195	38,127
Total Current Assets	1,487,467	90,158
Fixed Assets
Vehicles, office furniture & equipment – net of accumulated depreciation	39,840	21,941
Other Assets
Investment in long term leases	10,710	11,281
Security deposits	2,700	2,700
Total Other Assets	13,410	13,981
Total Assets	$1,540,717	$126,080

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$705,857	$496,991
Excess billings on contracts in progress	1,015,795	83,813
Convertible debentures – net of debt discount	-	187,236
Derivative liability on convertible debentures	-	178,013
Notes payable – merchant loans	3,734	96,338
Notes payable – related parties	176,136	187,826
Note payable – non-affiliate	50,000	-
Series C preferred stock investment considered a liability	219,000	-
Current portion of long term debt	8,433	-
Total Current Liabilities	2,178,955	1,230,217
Long term debt, net of current portion	19,807	-
Total Liabilities	2,198,762	1,230,217

Commitments and contingencies	0	0

Stockholders’ Deficit:
Preferred stock, Series B 100,000,000 shares authorized, $0.001 par value, and 30,000,000 shares issued and outstanding at September 30, 2018 and 15,000,000 at December 31, 2017	30,000	15,000
Common stock, 2,000,000,000 shares authorized, $0.001 value, 353,963,157 and 126,998,171 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	353,963	126,998
Common shares sold not issued 137,191,082 at September 30, 2018 and 35,140,224 at December 31, 2017	137,191	35,140
Additional paid-in capital	3,626,527	3,258,888
Accumulated deficit	(4,805,726)	(4,540,163)
Total Stockholders’ Deficit	(658,045)	(1,104,137)
Total Liabilities and Stockholders’ Deficit	$1,540,717	$126,080

See accompanying notes to the unaudited condensed consolidated financial statements.

ABCO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenues	$1,106,898	$265,856	$2,187,919	$1,168,680
Cost of Sales	783,529	379,326	1,529,789	861,446
Gross Profit (Loss)	323,369	(113,470)	658,130	307,234
Operating Expenses:
Administrative payroll expense for the period	77,485	105,549	221,195	289,899
Shares based compensation	102,000		102,000
Selling, General & administrative expense	183,092	179,909	454,261	312,554
Total selling and administrative expense	362,577	285,458	777,456	602,453
Income (Loss) from operations	(39,208)	(398,928)	(119,326)	(295,219)
Other expenses
Interest on notes payable - operations	(3,869)	(105,575)	(40,615)	(50,974)
Interest expense on derivatives	(8,203)		(47,156)	(95,904)
Loss on note issuance derivatives		(109,889)	(36,230)	(109,889)
Derivative valuation gain or loss		102,582	63,793	224,538
Derivative finance fees			(125,384)	(126,050)
Gain on extinguishment of debt		132,737	39,355	132,737
Total Other (Expenses) Income	(12,072)	19,855	(146,237)	(25,542)

Net income (loss) before provision for income taxes	(51,280)	(379,073)	(265,563)	(320,761)
Provision for income taxes	-	-	-	-

Net income (loss)	$(51,280)	$(379,073)	$(265,563)	$(320,761)
Net income (loss) per share (basic and fully diluted)	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of common shares used in the calculation including shares to be issued (basic and diluted)	424,122,762	87,611,195	326,646,320	78,052,471

See accompanying notes to the unaudited condensed consolidated financial statements.

ABCO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	For the Nine Months Ended
	September 30,	September 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(265,563)	$(320,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,120	6,117
Shares issued for services	112,000	101,400
Change in derivative liability on convertible debt net of discount	-	58,524
Changes in operating assets and liabilities
Accrual of interest expense on derivative valuations	-	(222,207)
Accounts receivable on completed projects	(160,161)	(37,956)
Accounts receivable on incomplete projects	(1,191,356)	2,079
Prepaid costs	-	151,846
Inventory	(68)	3,564
Billings in excess of costs	931,982	32,033
Accounts payable and accrued expenses	208,866	23,282
Net cash used in operating activities	(356,180)	(202,079)

Cash Flows from Investing Activities:
Purchase of equipment	(19,444)	-
Proceeds from investments in long term leases	571	533
Net cash provided by (used for) investing activities	(18,873)	533

Cash Flows from Financing Activities:
Proceeds from issuance of preferred stock- Series B	-	15,000
Proceeds from sale of common stock – net of expenses	234,406	220,916
Proceeds (payments) from directors and other related parties notes payable	(12,025)	5,016
(Payments on) Loans from financial institutions	(92,604)	(45,379)
Proceeds (payments on) from long term debt	15,000	(4,400)
Proceeds from unrelated party loans	50,000	-
Proceeds from the sales of preferred stock – Series C	219,000	-
Net cash provided by financing activities	413,777	191,153

Net increase (decrease) in cash	38,724	(10,393)
Cash and cash equivalents, beginning of period	5,046	12,534
Cash and cash equivalents, end of period	$43,770	$2,141

Supplemental disclosures of cash flow information:

Cash paid for interest	$85,465	$146,878
Note conversion to common shares	187,236
Restricted common stock issued to officers, directors and others as compensation	37,000	101,400
Preferred stock issued to officers, directors and others as compensation	75,000	15,000
Purchase of equipment and inventory with debt	13,575
Derivative liability recorded to additional paid in capital upon conversion	178,013
Income taxes paid or accrued	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

ABCO ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(UNAUDITED)

Note 1      Overview and Description of the Company

ABCO Energy, Inc. (ABCO) was organized on July 29, 2004 and operated until July 1, 2011 as Energy Conservation Technologies, Inc. (ENYC). On July 1, 2011 ENYC entered into a share exchange agreement (SEA) with ABCO Energy and acquired all the assets of ABCO.  ENYC changed its name to ABCO Energy, Inc. on October 31, 2011.  The Company is in the Photo Voltaic (PV) solar systems industry, air conditioner services industry, the energy efficient lighting industry and is an electrical product and services supplier.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10 Q and Article 10 of Regulation SX. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2017 consolidated balance sheet included in this Quarterly Report was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2018 is not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K.

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

Significant estimates include but are not limited to the estimated useful lives of equipment for purposes of depreciation, percentage of completion and the valuation of common and preferred shares issued for services, equipment and the liquidation of liabilities.

Reclassifications

Certain balances have been reclassified in the accompanying condensed consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on the prior period’s net loss or accumulated deficit.

Revenue Recognition

The Company generates revenue from sales of solar electric production products, air conditioning sales and service, LED lighting installation services and leasing fees. During the nine months ended September 30, 2018 and 2017 the Company had product sales as follows:

Sales Product and Services Description	2018		2017
Solar PV residential and commercial sales	$2,012,332	92%	$1,047,950	90%
Energy efficient lighting and other income	174,848	8%	120,730	10%
Interest income	739	0%		0%
Total revenue	$2,187,919	100%	$1,168,680	100%

The Company recognizes product revenue net of sales discounts and returns and allowances. ASC (606) accounting requires that the company recognize revenue and profits on the percentage of completion method for long term projects. These contracts generally extend for a period in excess of one reporting period. The amount of revenue and profits recognized in each period is determined by the ratio of costs incurred to the total of estimated costs. Costs included in construction in process consist of materials, direct labor and project related overhead. At September 30, 2018 ABCO had $1,950,646 in construction in progress and had earned $934,851 and $1,015,795 was not earned at the end of the period.  Recognition standards require evidence of arrangement, delivery or services rendered, price fixed, collectability reasonably assured are now replaced with the following steps under ASC 606.

1.     Identify the contract with a customer.

2.     Identify the performance obligations in the contract.

3.     Determine the transaction price

4.     Allocate the transaction price to the performance obligations in the contract.

5.     Recognize revenue when (or as) the entity satisfies a performance obligation

Our revenue recognition is recorded on the percentage of completion method for sales and installation revenue and on the accrual basis for fees and interest income.  We recognize and record income when the customer has a legal obligation to pay.  All our revenue streams are acknowledged by written contracts for any of the revenue we record.  There are no differences between major classes of customers or customized orders.  We record discounts, product returns and rebates in the normal business manner and experience a limited number of adjustments to our written contractual sales.  There are no post-delivery obligations because warranties are maintained by our suppliers. Our lease fees are earned by providing services to contractors for financing of solar systems.  Interest is recorded on the books when earned on amortized leases.

Income (Loss) per Share

Basic income (loss) per share amounts are calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the weighted average numbers of shares of common stock outstanding for the periods, including dilutive effects of stock options, warrants granted and convertible preferred stock. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. ABCO has incurred losses in the current period but the impact of the common stock equivalents would be anti-dilutive and therefore are not included in the calculation.  In addition, there are no common stock equivalents outstanding at the time of this report. Since convertible preferred stock and convertible debt have unknown conversion ratios to common stock, no calculation for this contingency is included in earnings or losses per share.

Effects of Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued accounting pronouncements noting that they do not have a material effect on the financial statements at September 30, 2018.

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

Derivative Financial Instruments – Level 3

GAAP requires bifurcation of certain embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the binomial option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments, such as warrants, are also valued using the binomial option-pricing model.

Note 3      Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company incurred accumulated net losses from inception through the period ended September 30, 2018 of $(4,805,726), which raises substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common or preferred stock or through debt financing and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Note 4     Inventory

Inventory of construction supplies not yet charged to specific projects was $45,195 and $38,127 as of September 30, 2018 and December 31, 2017, respectively. The Company values items of inventory at the lower of cost or market and uses the first in first out method to charge costs to jobs.

Note 5      Note Payable – Officers, Directors and Related Parties

Officer loans are demand notes totaling $176,136 and $187,826, respectively, as of September 30, 2018 and December 31, 2017.  These notes provide for interest at 12% per annum and are unsecured.  Notes payable to the Officers, Directors and Related Parties resulted in interest charges of $5,335 and $5,523 for the quarters ended September 30, 2018 and September 30, 2017, respectively. The other related party note from a non-officer or director totaled $55,084 at September 30, 2018.

Related party notes payable and accrued interest as of September 30, 2018 and December 31, 2017 consists of the following:

Description	Accrued interest due at September 30, 2018	Note Balance September 30, 2018	Note Balance December 31, 2017
Note payable - Director bearing interest at 12% per annum, unsecured, demand note	$32,489	$60,000	$60,000
Note payable - Officer bearing interest at 12% per annum, unsecured, demand note	18,215	61,052	61,052
Note payable – other bearing interest at 12% per annum, unsecured, demand note	17,696	55,084	66,774
Total	$68,400	$176,136	$187,826

Note 6      Short Term Notes Payable

Description	September 30, 2018	December 31, 2017
Demand note Perfectly Green Corp (1)	$50,000	$-
Merchant Note payable to Web Bank, borrowed 2-1-16, bearing interest at 23% per annum, unsecured. (2) Settled by negotiated payment in 2018	-	69,854
Merchant Note payable to Quarterspot Lending, borrowed 6-27-16, bearing interest at 31% per annum, unsecured. (3) Settled by negotiated payment in 2018	-	26,484
Veritas settlement of the Web Bank and Quarterspot notes	3,734	-
Total	$53,734	$96,338

(1) On January 22, 2018 the Company borrowed $60,000 from Perfectly Green Corporation, a Texas corporation.  The Company repaid $10,000 during the quarter ended September 30, 2018. The note bears interest at 3% per annum and is payable upon demand after 60 days’ notice which can be requested at any time after May 31, 2018. Accrued interest on this note totaled $553 at September 30, 2018.

(2) On February 1, 2016, the Company financed operations with a loan in the amount of $150,000 from WebBank.  The note is an open credit line with interest rate of 23% maturing in March 2017. A portion of the loan was used to pay off a credit loan from Orchard Street Funding in the amount of $44,061.  On August 22, 2016, the Company ceased making payments on this loan and at December 31, 2017 the Company owed a settled negotiated amount of $69,854 in principal, accrued interest and settlement fees. This loan was personally guaranteed by an Officer of the Company.  The Company has negotiated a payment and payoff arrangements for this debt.

(3) On September 28, 2016, the Company financed operations with a loan in the amount of $43,500 from Quarterspot, a lending institution. The note is an open line with interest rate of approximately 31% maturing in September 2017. On August 22, 2016, the Company ceased making payments on this loan.  As of December 31, 2017, the Company owed $26,484 in principal, accrued interest and settlement fees.  This loan is not personally guaranteed by an Officer of the Company.  Arrangements have been made for the final payment schedule on this loan.  The negotiated settlement on the Quarterspot note was $8,650 plus fees.  This note and the fees have been paid in full as of September 30, 2018.

The negotiated payment settlements on the loans described in (2) and (3) above resulted in a remaining obligation totaling $3,734 as of September 30, 2018 with respect to the WebBank loan, the Quarterspot loan and the Veritas settlement fees.  The obligation requires ABCO to continue payments of $1,187 per week until the total paid reaches the sum of $3,734 with respect to the loans and fees.  The Quarterspot loan was paid in full so these payments apply only to WebBank and Veritas.  These notes will be considered paid in full at the end of the negotiated settlement period if all such payments are made on a timely basis.

Note 7      Long Term Debt

Holder	Date issued	Interest rate	Amount due 9-30-18
Ascentium Capital	10-1-18	13%	$15,000
Fredrick Donze	9-2-18	6%	7,000
Charles O’Dowd (officer)	8-9-18	6%	6,240
Total long term debt at 9-30-18			28,240
Less Current portion			8 433
Total long-term debt			$19,807

ABCO acquired the assets of Dr. Fred Air Conditioning services on September 2, 2018 for the total price of $22,000. The allocation of the purchase price was to truck and equipment at $15,000 and the balance was allocated to inventory.  The truck and equipment was financed by Ascentium Capital.   Mr. Fred Donze, the owner, received a three year promissory note for the balance of $7,000 at 6% interest and with monthly payments of $213.

The Company purchased an automobile from its president with a promissory note in the amount of $6,575 dated August 9, 2018 and bears interest at 6% per annum for the three year payment plan.

Note 8      Fair Value of Financial Instruments

The following is the major category of liabilities measured at fair value on a recurring basis as of September 30, 2018, and December 31, 2017 using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	September 30, 2018	December 31, 2017
Derivative Liabilities from Convertible Notes (Level 3)	$-	$178,013

Note 9      Stockholder’s Equity

At September 30, 2018 and December 31, 2017, the Company had sold but have not yet issued 137,191,082 and 35,140,224 shares of common stock. The gross proceeds during the nine months ended September 30, 2018 totaled $496,622 and the expenses of offering totaled $259,330.  The net proceeds of $237,292 were used for working capital, corporate expenses, legal fees and public company expenses. These shares are reflected in the balance sheet and included in total shares outstanding.  Many shareholders have elected to wait for the issuance of restricted shares until the holding period under rule 144 has expired. The following table shows the issued and unissued shares at the end of the period.

Description of shares	September 30, 2018 Shares	Net Value of unissued shares	Par value of shares	December 31, 2017 Shares	Net value of unissued shares	Par Value of shares
Common shares sold and issued	353,963,157		$353,963	126,998,171		$126,998
Common shares sold and not yet issued	137,191,082	237,292	137,191	35,140,224	59,643	35,140
Total common shares	491,154,239	$237,292	$491,154	162,138,395	$59,643	$162,138

During May 2018, the Company authorized a Series C Preferred Stock and has sold three issuances for cash to Power Up Lending Group Ltd as shown in the table below. The Series C Preferred Stock has no voting rights and is subordinate to the Series B Preferred Stock. The Series C Preferred Stock is convertible into common stock after 6 months at the option of the Holder. The conversion into common stock shares is determined by the use of the lowest price of the trading common stock in a 20 day period prior to the elected date to convert. The price is determined by the discount rate of 35% of the lowest price to determine the number of shares. The Series C Preferred is classified as a liability on the Balance Sheet because it is mandatorily redeemable after its 15 month term if not fully converted by that date. The classification of this investment as a liability on the balance sheet will also require a calculation of a derivative liability on future statements.

Name of Holder	Date of issuance	Date of maturity	Amount of issuance
Power Up Lending Group, LTD	5-7-18	11-7-18	$78,000
Power Up Lending Group, LTD	7-6-18	1-6-19	$68,000
Power Up Lending Group, LTD	8-24-18	2-24-19	$73,000
Total amount sold			$219,000

Effective as of September 2, 2018 Redstart Holdings Corp. (“RHC”) acquired from Power Up Lending Group Ltd., all of the 219,000 Series C Preferred Stock of ABCO Energy, Inc. owned by Power-Up for a one year promissory note from RHC for the principal amount of $328,500 plus interest at 8% per annum pursuant to a Stock Purchase Agreement dated October 31, 2018 (“SPA”). The Company agreed to the transactions contemplated by the SPA.

On January 17, 2018 the debt holder Blackbridge Capital Growth Fund, LLC converted $14,375 of their convertible debentures into 12,500,000 shares of common stock.  This transaction resulted in an increase to paid in capital for derivative gains in the amount of $25,196 in addition to the reduction in the debt in the amount of $14,375.  As of September 30, 2018, Blackbridge had sold their promissory note to L2 Capital, LLC in a private transaction. L2 Capital converted $87,707 of the note into 95,893,406 shares of common stock prior to September 30, 2018. The balance of the convertible debenture was zero at September 30, 2018.

During the nine months ended September 30, 2018, Crown Bridge Partners, LLC converted $39,021 of the balance of their convertible debenture that was issued in 2017, into 48,959,039 shares of common stock. The balance of the Crown Bridge holding was zero at September 30, 2018.

On October 13, 2017, the Company issued a nine (9) month $58,000 convertible promissory note to Power Up Lending Group, Ltd., (“Power Up”), which bears interest at the rate of 8% per annum on the principal sum of the outstanding (“Power Up Note”).  The Company received net proceeds of $55,000 after deductions for expenses.  The Power Up Note is convertible at any time after the six (6) month anniversary of the Note into shares of common stock as a conversion price equal to 58% of the lowest two (2) trade prices in the 15 trading days before the conversion date. The earliest conversion date was April 19, 2018. During the period ended September 30, 2018 Powerup Lending converted and sold $59,815 worth of debentures including $1,815 in interest for 51,130,560 shares of common stock. The balance of this note was zero at September 30, 2018.

The Board of Directors of the Company has approved a reverse stock split of its common stock, at a ratio of 1-for-20 (the “Reverse Stock Split”).  Management expects the Reverse Stock Split will become effective with FINRA (the Financial Industry Regulatory Authority) and in the marketplace on or about December 15, 2018 (the “Effective Date”), whereupon the shares of common stock will begin trading on a split adjusted basis.  On the Effective Date, the Company’s trading symbol will be changed to “ABCED” for a period of 20 business days, after which the “D” will be removed from the Company’s trading symbol, which will revert to the original symbol of “ABCE”.  In connection with the Reverse Stock Split, the Company’s CUSIP number will change to 00287V204.  On the Effective Date, the total number of shares of the Company’s Common Stock held by each stockholder will be converted automatically into the number of whole shares of Common Stock equal to (i) the number of issued and outstanding shares of Common Stock held by such stockholder immediately prior to the Reverse Stock Split, divided by (ii) 20.  No fractional shares will be issued, and no cash or other consideration will be paid.  Instead, the Company will issue one whole share of the post-Reverse Stock Split Common Stock to any stockholder who otherwise would have received a fractional share because of the Reverse Stock Split.

On September 15, 2017, the Board of Directors authorized the issuance of an aggregate of 15,000,000 shares of Class B Convertible Preferred Stock [“Series B”] to both Directors of the Company and to two unaffiliated consultants. Of the Series B, 6,000,000 shares were issued to Charles O’Dowd and 1,000,000 to Wayne Marx, the Directors. Each Consultant received 4,000,000 shares. See the Company’s Schedule 14C filed with the Commission on September 28, 2017.  These shares have no market pricing and management assigned the value of $75,000 to the stock issue based on the market value of the underlying common shares on the date of approval of $0.0005. The 15,000,000 shares of Preferred Stock, each has 20 votes for each preferred share held by them at a record date. The holders of the Series B Preferred are also entitled to own additional 150,000,000 common shares upon conversion of the Series B Stock.  As a result of owning these shares of Common and Preferred Series B Stock, the Control Shareholders will have voting control the Company.

By Written Consent in lieu of a Meeting of Shareholders executed September 26, 2017, the holders of a majority of the voting power common stock and preferred stock of the Company adopted a further Amendment to the Articles of Incorporation increasing the authorized common stock from 1 Billion shares to 2 Billion shares.  The Certificate of amendment was filed with the Nevada Secretary of State on September 28, 2017.

On September 15, 2017 and on September 28, 2018, the Board of Directors authorized the issuance of an aggregate of 30,000,000 shares of Series B Convertible Preferred Stock (“Series B”) with 15,000,000 shares of Series B authorized on each such date. Each preferred share provides for 20 votes of each share of the Series B and provides that Series B holders are entitled to vote together with holders of common stock with respect to any matter upon which the holders of Common Stock have the right to vote on. The Series B is also convertible into 10 shares of Common Stock for each share of Series B. The Series B were issued to each director and to certain consultants (collectively “Control Shareholders” to the Company as follows:

Name Positions	No. of Shares of Series B
Charles O’Dowd, President, CEO and Director	12,000,000
Wayne Marx, Secretary and Director	2,000,000
Absaroka Communications Corp, Consultant	8,000,000
Cereus Consulting LLC, Consultant	8,000,000
Total shares of series B preferred	30,000,000

The Series B were issued to allow for the Company’s Management to continue to guide the Company forward in view of some business challenges facing the Company.  On the date of this Form 10-Q, there were 499,854,239 shares of Common Stock outstanding.  The Control Shareholders and the Series B holders, by written consent dated November 7, 2018 [i] adopted the Amendment to Increase Capital to increase the authorized number of Common Stock from 2,000,000,000 to 5,000,000,000 shares and [ii] approved the Reverse Split with a ratio of one (1) share for each twenty (20) shares of Common Stock outstanding as of the Record Date.

On September 15, 2017, the Board of Directors of the Company authorized the issuance of 27,000,000 restricted shares of common stock, (“New Restricted Common Shares”) to the Control Shareholders and consultants. On September 28, 2018, the Company issued an additional 27,000,000 of New Restricted Common Shares to the Control Shareholders and consultants. The second issuance of New Restricted Common Shares were issued for services rendered to the Company and both issuances of New Restricted Common Shares, together with two issues of the Series B allows the Company Management to continue to guide the Company forward in view of some business challenges facing the Company.  These Shares were issued upon an exemption from registration pursuant to Section 4(2) of the 1933 Act and Rule 506 of Regulation D under the 1933 Act. The following table gives effect to all New Restricted Common Shares as follows:

Name Positions	Number of New Restricted Common Shares
Charles O’Dowd, President, CEO and Director	18,000,000
Wayne Marx, Secretary and Director	2,000,000
Und, LLC, Consultant	2,000,000
Absaroka Communications Corp, Consultant	16,000,000
Cereus Consulting, LLC, Consultant	16,000,000
Total issued to related parties	54,000,000

On November 8, 2017, the Company entered into a Consulting Agreement (“CA”) with Eurasian Capital, LLC [“Consultant”] which will provide institutional funding services and shareholder and third party sponsorship services for a nine month term ending May 7, 2018. Consultant was to be paid a monthly retainer of $10,000 payable in ABCO restricted common stock based upon the 5 day average of the closing bid price commencing on the first day of each month during the effectiveness of the Consulting Agreement.  The CA was terminated by the Company on March 29, 2018 for non-performance by Consultant.  Consultant was issued 7,194,063 restricted shares for November and December 2017, of which 3,968,254 have been delivered to Consultant.  No shares for January through the termination date were ever issued.  A dispute has arisen with respect to the number of shares due Consultant as a result of the CA termination. The parties resolved this matter by the delivery of an aggregate of 7,391,976 shares to Consultant and the execution of releases.

The Company, effective as of September 1, 2018, entered into an Equity Purchase Agreement with Oasis Capital, LLC, a Puerto Rico limited liability company (“Investor”) pursuant to which Investor agreed to purchase up to $5,000,000 of the Company’s common stock at a price equal to 85% of the market price at the time of purchase (“Put Shares”). The Company agreed to file a new registration statement to register for resale the Put Shares. The Registration Statement must be effective with the SEC before Investor is obligated to purchase any Put Shares. In addition, the Company [i] issued to Investor a one year $150,000 note which is convertible at a fixed price of $.01 per share as a commitment fee for its purchase of Put Shares and [ii] delivered to Investor a Registration Rights Agreement pursuant to which the Company agreed to register all Put Shares acquired under the Equity Purchase Agreement.

Note 10    Convertible Debt and Derivative Valuation

Statement of Financial Accounting Standard ASC 820-10-35-37 Fair Value of Financial Instruments and Statement of Financial Accounting Standard ASC 815, Accounting for Derivative Instruments and Hedging of Activities require that instruments with embedded derivative features be valued at their market values.  The Company hired a valuation consultant to value the Convertible Debentures for the derivative portion of the instruments. The Binomial model was used to value the derivative liability for the fiscal year ending December 31, 2017 and the nine months ended September 30, 2018.

During the year ended December 31, 2017, the Company funded operations with borrowing on 2 additional convertible promissory notes and had another debenture due from 2016. This table presents the positions on the notes at September 30, 2018 and December 31, 2017.

Holder	Date of Loan	Loan amount	OID and discounts and fees	Interest rate	Conversions to shares	Conversion Dollars	Balance September 30, 2018	Balance December 31, 2017
L2 Capital – formerly Blackbridge Capital Growth Fund, LLC	11-2-16	$100,000	$0	7%	110,843,406	$110,097	$-	$92,525
Crown Bridge Partners, LLC	1-11-17	$45,000	$5,000	5%	58,499,039	$63,318	$-	$39,021
Power Up Lending Group, Ltd	11-11-17	$58,000	$3,000	8%	51,130,560	59,815	$-	$58,000
Total		$203,000	$8,000				$-	$189,546
Debt discount on derivatives							-	2,310
Net total debentures							$-	$187,236

The Company had entered into Securities Purchase Agreement with Blackbridge Capital, LLC, a Delaware limited liability company [“SPA”], operating out of New York, New York (“Blackbridge”) on November 2, 2016 whereby Blackbridge has agreed to purchase up to $5,000,000 of shares of the Company’s common stock.  The Company had agreed to file a Registration Statement to register such shares for sale to Blackbridge. Blackbridge purchased a $100,000 convertible note for cash and designated that a portion of the note was to be used to cover the expenses to be incurred for the preparation and filing of the Registration statement and related matters (“Expenses Note”).

In addition, the Company has issued [i] a convertible promissory note to Blackbridge pursuant to the Securities Purchase Agreement equal to $150,000 as a commitment fee (the “Blackbridge Note”),

On March 13, 2017, the Company and Blackbridge, entered into an Agreement, effective as of March 1, 2017, terminating the SPA.  The Registration Statement on Form S-1 filed by the Company pursuant to the SPA could not be processed because of technical issues raised by the SEC and was withdrawn on February 28, 2017.  In addition, the Blackbridge Note issued by the Company as a commitment fee was declared null and void by agreement, effective March 1, 2017. The balance on the $150,000 Blackbridge note was $0 at September 30, 2018.

On May 15, 2017 Blackbridge converted $7,475 of the debt to 2,500,000 shares. On January 17, 2018 Blackbridge converted $14,375 of their convertible debentures into 12,500,000 shares of common stock.  These two transaction resulted in an increase to paid in capital for derivative gains in the amount of $25,196 in addition to the reduction in the debt in the amount of $21,850.  As of September 30, 2018, Blackbridge had sold their promissory note to L2 Capital, LLC in a private transaction. L2 Capital converted the principal of $78,150 and $10,098 of interest and penalties into 95,893,406 shares of common stock. The balance of the convertible note was $0 at September 30, 2018.

On January 11, 2017, the Company issued a twelve (12) month $45,000 convertible promissory note to Crown Bridge Partners, LLC, (“Crown”), which bears interest at the rate of 5% per annum on the principal sum of the outstanding balance (“Crown Note”).  The Company received net proceeds of $40,000 after deductions for expenses from the Crown Note which is convertible at any time after the six (6) month anniversary of the note into shares of common stock as a conversion price equal to 52% of the lowest one (1) trade price in the 20 trading days before the conversion date. During 2017, Crown converted $11,050 of their convertible debentures for 9,540,000 shares of common stock. During the period ended September 30, 2018, Crown Bridge converted $33,950 in principal and $18,317 of interest and penalties into 48,959,039 shares of common stock. The balance of the note was $0 as of September 30, 2018.

On October 13, 2017, the Company issued a nine (9) month $58,000 convertible promissory note to Power Up Lending Group, Ltd., (“Power Up”), which bears interest at the rate of 8% per annum on the principal sum of the outstanding note.  The Company received net proceeds of $55,000 after deductions for expenses from the Power Up Note.  The Power Up Note is convertible at any time after the nine (9) month anniversary into shares of common stock at a conversion price equal to 58% of the lowest two (2) trade prices in the 15 trading days before the conversion date. The earliest conversion date was April 19, 2018. During the period ended September 30, 2018 Powerup Lending converted and sold $59,815 worth of debentures including $1,815 in interest for 51,130,560 shares of common stock. The balance of the Power Up Note was $0 at September 30, 2018

The Company determined that the conversion feature embedded within the above notes are a financial derivative. The Generally Accepted Accounting Principles (GAAP) required that the Company’s embedded conversion option be accounted for at fair value. The following schedule shows the change in fair value of the derivative liabilities at September 30, 2018 and December 31, 2017:

Description	September 30, 2018	December 31, 2017
Purchase price of the convertible debentures	$-	$203,000
Valuation premium on notes during 2018 and 2017	-	(24,987)
Balance of derivative liability net of discount on the notes	$-	$178,013

The Company recorded finance fees and interest on notes and derivatives for the nine months ended September 30, 2018 and 2017 of $125,384 and $126,050 respectively.

The Company measured and utilized quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (level 3) in applying valuation technology to derivative values for September 30, 2018 and December 31, 2017 and throughout the year.

Note 11     Income Taxes

Due to the current uncertainty of realizing the tax benefits of the Company’s net operating losses, a valuation allowance equal to the tax benefits for the deferred taxes has been established. The full realization of the tax benefit associated with the carry-forward depends predominately upon the Company’s ability to generate taxable income during future periods, which is not assured. The Company files tax returns in the United States of America only and is not subject to taxation in any foreign country.  There are three open years for which the Internal Revenue Service can examine our tax returns. As such, 2015, 2016 and 2017 are still open years.

The company has net operating loss carryforwards as of September 30, 2018 totaling approximately $3,477,000.  The table below shows the tax effect of these losses and the deferred tax liability remaining after deductions for derivative expenses and stock-based compensation from 2017 and 2018. A deferred 21% tax benefit of approximately $730,195 has been offset by a valuation allowance of the same amount as its realization is not assured.

Note 12    Subsequent Events

During the period October 1, 2018 through November 19, 2018, the Company sold 8,700,000 shares of restricted common stock using exemption under Regulation S for gross proceeds of $43,365 and net proceeds of $22,638.

Effective as of September 2, 2018 Redstart Holdings Corp. (“RHC”) acquired from Power Up Lending Group Ltd., all of the 219,000 Series C Preferred Stock of ABCO Energy, Inc. owned by Power-Up for a one year promissory note from RHC for the principal amount of $328,500 plus interest at 8% per annum pursuant to a Stock Purchase Agreement dated October 31, 2018 (“SPA”). The Company agreed to the transactions contemplated by the SPA.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW

THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2017.

Our discussion of operating results for the Three months ended September 30, 2018 and September 30, 2017 are presented below with major category details of revenue and expense including the components of operating expenses.

Sales consist of photovoltaic products, electrical services and LED lighting products and installation during both periods for the three months ended September 30, 2018 and for the three months ended September 30, 2017.

Sales for the three months ended September 30, 2018 were $1,106,898 as compared to $265,856 for the same three months in 2017.  This is an increase of $841,042 or 36% of the 2017 sales. The Solar sales revenue in 2018 and 2017 reflected seasonal and changing market conditions in the financing of solar installations. ABCO has increased their efforts to sell into the commercial markets and increased focus on the financial requirements of nonprofit organization’s financing requirements during the 2018 period. The results of these changes and efforts have begun to materialize and are shown in the results of operations.

Cost of sales was 71% of revenues in 2018 and 143% of revenues in 2017.  Gross margins were 29% of revenue in 2018 and (43) % of revenue for the three months of 2017.  During 2018 and 2017 we have been offering new products and have found our entry market prices for steel parking structures have added gross margins higher than usual because we use outside contractors for the entire projects.  Our gross profit reflects this decision.  We feel that we have made progress in entering the parking shade markets and that our gross margins will stabilize as growth lowers these margins in the future.

Total selling, general and administrative expenses were 24% of revenues in 2018 and 107% of revenues for the same period in 2017.  Net loss for the three-month period ended September 30, 2018 was $(51,280) as compared to the net loss $(379,073) for the same three-month period ended September 30, 2017.  Our operating expenses for this period were lower by $24,881 than the comparative period in 2017. The interest expense during the period ended September 30, 2018 was lower by $101,706 than in the period ended September 30, 2017 due mostly to the working capital provision of merchant loans and convertible debt being reduced. Share based compensation of $102,000 was approved during the period ended September 30, 2018 and no such expense occurred in the same period of 2017. This combination of factors decreased the net loss by $327,793 during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.  Since our year to date revenues are higher than the previous year, this resulted in lower operating expenses as a percentage of total revenue.

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

NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2017.

Our discussion of operating results for the nine months ended September 30, 2018 and September 30, 2017 are presented below with major category details of revenue and expense including the components of operating expenses.

Sales consist of photovoltaic products, electrical services and LED lighting products and installation during both periods for the Nine months ended September 30, 2018 and for the nine months ended September 30, 2017.

Sales for the nine months ended September 30, 2018 were $2,187,919 as compared to $1,168,680 for the same Nine months in 2017.  This is an increase of $1,019,239 or 87% above the 2017 sales. The sales revenue in 2018 and 2017 reflected seasonal and changing market conditions in the financing of solar installations, which helped to increase sales. ABCO has increased their efforts to sell into the commercial markets and increased focus on the financial requirements of nonprofit organization’s financing requirements during the 2018 periods. The results of these changes and efforts have begun to materialize and are shown in the results of operations.

Cost of sales was 70% of revenues in 2018 and 74% of revenues in 2017.  Gross margins were 30% of revenue in 2018 and 26% for the nine months of 2017.  During 2018 and 2017 we have been offering new products and have found our entry market prices for steel parking structures have added gross margins higher than usual because we use outside contractors for the entire project.  Our gross profit reflects this decision.  We feel that we have made progress in entering the parking shade markets and that our gross margins will stabilize as growth lowers these margins in the future.

Total selling, general and administrative expenses were 31% of revenues in 2018 and 52% of revenues for the same period in 2017.  Net loss from operations for the nine month period ended September 30, 2018 was ($17,326) as compared to the net loss of $(295,219) for the same nine month period ended September 30, 2017 mainly due to the increase in sales.  Our operating expenses for this period were higher by $175,002 than the comparative period in 2017 mainly due to share based compensation and increases in advertising and sales personnel expenses. The interest expense during the period ended September 30, 2018 was lower by $10,359 than in the period ended September 30, 2017 due mostly to the working capital provision of merchant loans and convertible debt being reduced.  Interest on derivative liabilities of convertible debentures decreased by $48,748 during the current period as compared to the prior year. This combination of factors decreased the net loss for the period ending September 30, 2018 by ($55,198) lower than the September 30, 2017 net loss, due mostly to change in derivative valuation and finance fees and the loss from operations.

STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

During the nine months ended September 30, 2018 our net cash used by operating activities was $(356,180) and comparatively the net cash used by operating activities in the nine months ended September 30, 2017 was $(202,079).  Net cash used by operating activities in the period ended September 30, 2018 consisted primarily of net loss for the period of $(265,563) for 2018 as compared to a net loss of $(320,761) for 2017.  Depreciation adjustments were of non-cash expenses were $8,120 and $6,117 for each period respectively.  The Company experienced an increase in accounts payable of $(208,866) and an increase of $23,282 for each period respectively.  This is primarily due to the Company’s ability to apply cash receipts from investors and operations to pay past and current creditors during each period and due to sizable increases in expenditures on the commercial backlog of work at September 30, 2018.  Accounts receivable increased by $1,351,517, and adjustments for contracts in process increased by of $931,982, for a net increase of $419,935 during the period ended September 30, 2018 due to rapid increases in contracts during the period.

Net cash provided by (used for) investing activities for the periods ended September 30, 2018 and 2017 was $(18,873) and $533 respectively due to receipt of principal on leases and equipment acquisitions.

Net cash provided by financing activities for the periods ended September 30, 2018 and 2017 was $413,777 and $191,153 respectively. Net cash provided by financing activities for 2018 and 2017 resulted primarily from the sale of common and preferred stock, loans from a financial institution and loans from a Director, Officer and affiliates.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements have been for carrying cost of accounts receivable after completion of contracts.  The industry habitually requires the solar contractor to wait for the utility approval to be paid for the contracts. This process can easily exceed 90 days and sometimes requires the contractor to pay all or most of the cost of the project without assistance from suppliers. Our working capital at September 30, 2018 was $(691,488) and it was $(1,140,059) at December 31, 2017.  This decrease of $448,571 in working capital deficit, was primarily due to increases in contracts for constructions projects and losses from operations during the period ended September 30, 2018 and adjustments for possible future losses on derivative conversions.  Bank financing has not been available to the Company, but we have been able to increase our credit lines with our suppliers because of good credit.  There are no material covenants on our credit lines, normally due in 30 days, since they are standard in the industry and the balances vary on a daily basis. Most are personally guaranteed by an Officer of the Company.

We have been able to borrow $50,000 from a non-affiliated party to increase working capital during the nine month period ended September 30, 2018. The total borrowed from Directors, Affiliates and officers totaled $176,136 plus accrued interest of $68,400 as of September 30, 2018. There are no existing agreements or arrangement with any Director to provide additional funds to the Company.

During the nine months period ended September 30, 2018 or the last fiscal year ended December 31, 2017 there were no transactions, or proposed transactions, which have materially affected or will materially affect the Company in which any director, executive officer or beneficial holder of more than 5% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest except for the effect of the issuance of preferred stock and common stock to these individuals.  We refer the reader to the Form 14C filed in 2017 and 2018 concerning these issues and their effect on control of the company.  We have no policy regarding entering into transactions with affiliated parties.

PLAN OF OPERATIONS

We are anticipating that the company will attempt to make one or more acquisitions of operating companies in the next 12 months, if financing can be located. Growth by acquisition will increase our revenue and operating profit faster and more reliably than internal growth in this industry. Based on our current financial position, we cannot anticipate whether we will have sufficient working capital to sustain operations for the next year if we do not raise additional capital.  We will not, however, be able to reach our goals and projections for multistate expansion without a cash infusion.   We have been able to raise sufficient capital through the sale of our common shares and we have incurred substantial increases in debt from our trade creditors in the normal course of business.   Management will not expand the business until adequate working capital is provided.  Our ability to maintain sufficient liquidity is dependent on our ability to attain profitable operations or to raise additional capital. We have no anticipated timeline for obtaining neither additional financing nor the expansion of our business.  We will continue to keep our expenses as low as possible and keep our operations in line with available working capital as long as possible.  There is no guarantee that the Company will be able to obtain adequate capital from any sources, or at all.

There are no off balance sheet arrangements or transactions.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Not Applicable to Smaller Reporting Companies.

Item 4.     Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including the Company’s Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms. Based upon that evaluation, the Chairman/CEO and the Chief Financial Officer concluded that our disclosure controls and procedures are not currently effective in timely alerting them to material information relating to the Company required to be included in the Company’s SEC filings. The Company is attempting to expand such controls and procedures, however, due to a limited number of resources the complete segregation of duties is not currently in place.

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

Item 1A.  Risk Factors

Not Applicable.

Item 2.     Unregistered Sale of Equity Securities and Use of Proceeds

At September 30, 2018 and December 31, 2017, the Company had sold but have not yet issued 137,191,082 and 35,140,224 shares of common stock. The gross proceeds during the nine months ended September 30, 2018 totaled $496,622 and the expenses of offering totaled $259,330.  The net proceeds of $237,292 were used for working capital, corporate expenses, legal fees and public company expenses. These shares are reflected in the balance sheet and included in total shares outstanding.  Many shareholders have elected to wait for the issuance of restricted shares until the holding period has expired. The following table shows the issued and unissued shares at the end of the period.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures.

Not Applicable

Item 5.     Other Information

Not Applicable

Item 6.     Exhibits

Exhibit No.	Description of Exhibit

3(i)	Articles of Incorporation, as amended (1)
3(ii)	By-Laws (1)
10(a)	Share Exchange Agreement dated July 15, 2011 (1)
10(b)	12% $40,000 Convertible Note dated March 16, 2016 (4)
10(c)	8% $25,000 Convertible Note dated March 23, 2016 (4)
10(d)	10% $55,000 Convertible Note dated April 1, 2016 (5)
10(e)	5% $42,000 Convertible Note dated April 5, 2016 (5)
10(f)	10% $40,000 Convertible Note dated May 3, 2016 (5)
10(g)	8% $30,000 Convertible Note dated May 6, 2016 (5)
10(h)	Consulting Agreement between ABCO Energy, Inc. and Benchmark Advisory Partners effective September 20, 2016 (6)
10(i)	Agreement effective October 19, 2016 between the Company and Joshua Tyrell (7)
10(j)	Amendment No. 1 to Consulting Agreement effective November 11, 2016 between the Company and Joshua Tyrell (8)
10(k)	Securities Purchase Agreement dated as of November 7, 2016 between the Company and Blackbridge Capital Growth Fund (9)
10(l)	8% $58,000 Convertible Debenture dated October 11, 2017 between the Company and Power Up Lending Group (10)
10(m)	5% $45,000 Convertible Promissory Note dated January 11, 2017 between the Company and Crown Bridge Partners (10)
21	Subsidiaries of Registrant (1)
31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)
31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)
32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
99.1	Engagement Agreement between Adams Fund LLC and ABCO Energy, Inc., dated September 15, 2015 (3)
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Labels Linkbase Document

(1)	Previously filed with the Company’s Form 10, SEC File No. 000-55235 filed on September 30, 2015, and incorporated herein by this reference as an exhibit to this Form 10-Q.
(2)	Attached.
(3)	Previously filed with the Company’s Form 8K filed on September 17, 2015, and incorporated herein by this reference as an exhibit to this Form 10-Q.
(4)	Previously filed with the Company’s Form 10-K, File No. 000-55235, filed with the Commission on April 11, 2016 and incorporated herein by this reference.
(5)	Previously filed with the Company’s Form 10-Q, File No. 000-55235, filed with the Commission on May 20, 2016 and incorporate herein by this reference.
(6)	Previously filed with and incorporated herein by this reference the Company’s Form 8K, filed with the Commission on October 24, 2016.
(7)	Previously filed with and incorporated herein by this reference the Company’s Form 8K filed with the Commission on October 24, 2016.
(8)	Previously filed with and incorporated herein by this reference the Company’s Form 8K, filed with the Commission on November 29, 2016.
(9)	Previously filed with and incorporated herein by this reference the Company’s Form 8K, filed with the Commission on November 29, 2016.
(10)	Previously filed with and incorporated herein by reference the Company’s Form 10Q, filed with the Commission on May 21, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

November 19, 2018

ABCO ENERGY, INC

/s/ Charles O’Dowd
Charles O’Dowd
Title: President &
Chief Executive Officer (CEO)

/s/ Charles O’Dowd
Charles O’Dowd
Chief Financial Officer (CFO)
Principal Accounting Officer (PAO)