Form 10-Q/A
period 2018-09-30
ABCO Energy, Inc.
filed 2018-11-21
CIK 1300938

As Filed with the Securities and Exchange Commission on November 21, 2018

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

Income (Loss) per Share

Basic income (loss) per share amounts are calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the weighted average numbers of shares of common stock outstanding for the periods, including dilutive effects of stock options, warrants granted and convertible preferred stock. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. ABCO has incurred losses in the current period but the impact of the common stock equivalents would be anti-dilutive and therefore are not included in the calculation.  However, ABCO has issued 30,000,000 shares of Series B preferred stock with a conversion feature of 10 common shares for each share of Series B preferred stock.  The Company has also issued 219,000  shares of Series C  Preferred Shares (“Series C”) which are convertible at 65% of the average of the closing prices for the 15  trading days  prior to the date of conversion. If the Series C was assumed to be converted as of September 30,2018, approximately 675,000,000  potentially dilutive shares would be issuable. The Series B  would add a maximum of 300,000,000  additional shares of common stock if conversion were to take place. In addition, there are no common stock equivalents outstanding at the time of this report. Since convertible preferred stock and convertible debt have unknown conversion ratios to common stock, no calculation for this contingency is included in earnings or losses per share.

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

Sales for the three months ended September 30, 2018 were $1,106,898 as compared to $265,856 for the same three months in 2017. This is an increase of $841,042 or 316% of the 2017 sales. The Solar sales revenue in 2018 and 2017 reflected seasonal and changing market conditions in the financing of solar installations. ABCO has increased their efforts to sell into the commercial markets and increased focus on the financial requirements of nonprofit organization’s financing requirements during the 2018 period. The results of these changes and efforts have begun to materialize and are shown in the results of operations.

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

November 21, 2018

ABCO ENERGY, INC

/s/ Charles O’Dowd
Charles O’Dowd
Title: President &
Chief Executive Officer (CEO)

/s/ Charles O’Dowd
Charles O’Dowd
Chief Financial Officer (CFO)
Principal Accounting Officer (PAO)