Form 10-K
period 2018-12-31
ABCO Energy, Inc.
filed 2019-04-16
CIK 1300938

As filed with the Securities and Exchange Commission on April 16, 2019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

Commission File Number 000-55235

ABCO ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada		20-1914514
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

2100 North Wilmot Tucson, Arizona	85712	(520) 777-0511
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated ☐	Accelerated filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.)  Yes ☐  No ☒

As of April 15, 2019, the aggregate market value of common stock held by non-affiliates was approximately $1,352,838 using the closing price on that day of $0.022.

As of April 15, 2019, there were 61,492,630 shares of registrant’s common stock outstanding.

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

A 20 to 1 Reverse Stock Split became effective with the Financial Industry Regulatory Authority (“Finra”) on December 23, 2018 where upon our common stock began to trade on a reverse split adjusted basis. All per share numbers and share prices included herein have been adjusted to reflect this Reverse Stock Split, including the audited financial statements.

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

This Annual Report on Form 10-K includes the accounts of ABCO Energy, Inc. (“Company”) and its wholly-owned subsidiaries, as follows, collectively referred to as “we”, “us” or the “Company”. Wholly owned subsidiaries include:

●	ABCO Solar, Inc. An Arizona C Corporation
●	Alternative Energy Finance Corporation, (AEFC) a Wyoming Company
(provides funding for leases of photovoltaic systems)
●	Alternative Energy Finance Corp. An Arizona “C” Corporation
●	Alternative Energy Solar Fund #1, an Arizona Limited Liability Corporation
●	ABCO Air Conditioning Services, Inc., an Arizona C corporation

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

OVERVIEW

As of December 31, 2018, we operated in Tucson and Phoenix, Arizona.  The Company’s plan is to expand to more locations in North America in the next year as funding becomes available. We believe that the solar and energy efficiency business functions better if the employees are local individuals working and selling in their own community. Our customers have indicated a preference for dealing with local firms and we will continue our focus on company-owned integrated product and services offices. Once a local firm is established, growth tends to come from experience, quality and name recognition. We remain committed to high quality operations.

Our audited statements for the years ended December 31, 2018 and 2017 are presented below with major category details of revenue and expense including the components of operating expenses.

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

ABCO has Arizona statewide approval as a registered electrical services and solar products installer and as an air conditioning and refrigeration installer.  Our license is ROC 258378 electrical and ROC 323162 HVAC and we are fully licensed to offer commercial and residential electrical services, HVAC and solar.

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

ABCO will contract directly with manufacturers for its Solar Street Light products and will sell, install and maintain these products.  These products are considered to be an American Made product and therefore qualify for various government funding programs.

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

Most of these programs are slated for expiration at differing times in the future.  The federal tax credit of 30% of installation cost will expire at the end of 2020 but will continue at reduced rates through 2024.  The customers benefit from the federal and state tax credits which pass through to the owners of the solar systems.  Investors often require the ownership to remain in their hands so that the tax credits can be passed through to them.  This results in a lesser amount to finance and a benefit to the lessee because it lowers the lease payments.  To the extent known, the curtailment or reduction of this tax credit will make a material change in our business and will very likely lower our sales prices and gross margins. Extension of the program or small reductions will probably not have a material effect on sales or gross margins because the suppliers will adjust to the new norm.  We again emphasize, we cannot predict any of the future or the outcome of unknowns. State rebate mandates and state tax credits are variable by state. All of these programs provide incentives for our customers that result in reduced cost.  The price of solar products has also been reduced drastically in the past two years which helping to balance the need for the subsidies.

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

CUSTOMER BASE

Referrals are important in any market and time in business makes the customer base grow. No customer represented a significant percentage of the Company’s total revenue in the fiscal years ended December 31, 2018 or 2017.  The company believes that the knowledge, relationships, reputation and successful track record of its management will help it to build and maintain its customer base.

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

EMPLOYEES

The Company presently has 25 full-time employees with four (4) in management, and four (4) in sales and the balance are in various labor crew positions. The Company anticipates that it will need to hire additional employees as the business grows. In addition, the Company may expand the size of our Board of Directors in the future.  Mr. O’Dowd devotes full time (40 plus hours) to the affairs of the Company.  No employees are represented by a union and there have not been any work stoppages.

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

Under the JOBS Act, we will remain an “emerging growth company” until the earliest of:

●	the last day of the fiscal year during which we have total annual gross revenues of $1 Billion dollars;

●	the last day of the fiscal year following the fifth anniversary of completion of our first offering;

●	the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and

●

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

The Company has paid security deposits on the three rented spaces it occupies for offices and warehouse which total $2,700 on December 31, 2018 and 2017.

There is no lease on the Williams, Arizona property because this office is located in the office of a Director and no lease has been established.

On May 1, 2014, the Company rented office and warehouse space consisting of 3,600 square feet at 2100 N. Wilmot #211, Tucson, Arizona on a one year lease.  A third lease extension for twelve months was signed on November 1, 2018, and this lease has a forward commitment of $33,360 as of December 31, 2018.  Additional space is available in the current locations if needed.  The Company considers these facilities adequate for current operations level and for substantial growth in the future.  Additional space is available in the current locations if needed.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

A VERY LIMITED MARKET FOR OUR SHARES

Effective December 23, 2018, our shares were listed on the OTC Market under the symbol ABCED after giving effect to a 1 for 20 reverse stock split which became effective that date. As of December 31, 2018, the shares were last quoted at $0.008 per share. On this date, the Company had approximately 209 shareholders of record. On May 8, 2017, OTC Markets, Inc. de-listed the shares from OTCQB to the OTC Pink market, however, the requirements for the OTCQB Market have been met and ABCO was approved for trading on the OTCQB on April 8, 2019.

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

During the fiscal year ended December 31, 2018 the Company sold 6,162,119 restricted common shares in Regulation S offerings to non-US investors. The total proceeds from the offering was $583,536.  Commission and expense reimbursements totaled $293,720 and the legal and administrative expense of offerings totaled $39,176.  The Company recorded net proceeds totaling $ 250,641.

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

MARKET INFORMATION

HOLDERS

As of March 31, 2019, we had approximately 209 shareholders of record of our common stock. The number of record holders was determined from the records of our transfer agent and from other sources including NOBO listing of beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is VStock Transfer LLC, 18 Lafayette Place, Woodmere, New York, 17598.

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

RESULTS OF OPERATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2018 AND 2017

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes. This discussion and analysis contain certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for fiscal 2019, cash requirements, and our expected operating office openings. Only statements which are not historical facts are forward-looking and speak only as of the date on which they are made.  Information included in this discussion and analysis includes commentary on company-owned offices and sales volumes. Management believes such sales information is an important measure of our performance and is useful in assessing consumer acceptance of the ABCO Energy Business Model and the overall health of the Company.  All our financial information is reported in accordance with U. S. Generally Accepted Accounting Principles (GAAP).  Such financial information should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP.

OVERVIEW

As of December 31, 2018, we operated in Tucson and Phoenix, Arizona. The Company’s plan is to expand to more locations in North America in the next year. We believe that the solar and energy efficiency business functions better if the employees are local individuals working and selling in their own community.  Our customers have indicated a preference for dealing with local firms and we will continue our focus on company-owned integrated product and services offices. Once a local firm is established, growth tends to come from experience, quality and name recognition.  This will result in larger contracting jobs, statewide expansion and growth in revenue.  We remain committed to high quality operations.

Our operating results for the years ended December 31, 2018 and 2017 are presented below with major category details of revenue and expense including the components of operating expenses. Footnote 10 to the financial statements discloses the related party transactions of Officer, Directors and other related parties.

FISCAL YEAR ENDED DECEMBER 31, 2018 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2017

Sales increased to $2,867,442 in 2018, an increase of $1,420,386 or 98% over 2017 sales of $1,447,056. Lack of funds and available staff has reduced our ability to a higher increase in sales but the status of the solar market political scene in Arizona has been harmful to the industry.  Our experience has shown us that there is going to be such pressure on our market, and we are changing to prevent the decreases in sales in the future.  We have added new products and new sales personnel and intend to find merger and acquisition funding and acquisition or merger candidates during the current year.  There is no assurance that ABCO will be able to accomplish these goals in the coming year.

Cost of sales increased by $888,746, or 77% to $2,040,339 in 2018 from $1,151,593 in 2017 due primarily to the increase in sales. The Company also changed its focus from residential installs to a commercial focus in order to meet changes in the market. Gross margin as a percentage of total sales increased to 29% in 2018 from 20% in 2017, primarily due to better management of costs on our large commercial jobs in 2018. We hope to bid these contracts more favorably in the future to prevent negative cost of sales numbers.  We hope that more efficient production and a sales mix shift to the higher profit commercial market emphasis will improve these numbers.

General and administrative expenses increased by $182,403, or 22%, in 2018 from $834,457 in 2017 due primarily to maintaining the administration staff in order to control operations, to train and hire additional sales force and to administer public company expenses in 2018.  An 98% increase in sales revenue is the main reason administrative expenses increased in 2018.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements have been for carrying cost of accounts receivable and inventory during and after completion of contracts. This process can easily exceed 90 days and requires the contractor to pay all or most of the cost of the project without assistance from suppliers. Our working capital at December 31, 2018 was $(768,960) and it was $(1,140,059) at December 31, 2017. This increase of $371,099 was primarily funded by our private equity offerings. Bank financing has not been available to the Company.  Working capital calculations include the effect of derivative liabilities in the amount of $74,848 for 2018, a reduction from $178,013 at December 31, 2017.

ABCO Energy has very little contracted lease obligations or long term debt. Our long-term debt net of current portion totaled $18,670 at December 31, 2018 and $0 at December 31, 2017.  The Company owed Officers and Directors $169,549 and $187,826 respectively on demand notes.

STATEMENTS OF CASH FLOWS

During the years ended December 31, 2018 and 2017 our net cash used in operating activities was $347,325 and $167,739 respectively. Net cash provided by operating activities in the period ended December 31, 2018 and 2017 consisted primarily of net loss from operations adjusted for non-cash expenses and a decrease in accounts payable and accrued expenses and mainly the changes in the results of operations.

Net cash provided by (used in) investing activities for the years ended December 31, 2018 and 2017 was $(10,863) and $(197) respectively due to acquisitions of equipment and deposits on leased real estate. Net cash provided by financing activities for the years ended December 31, 2018 and 2017 was $420,850 and $160,448 respectively. Net cash provided by financing activities for 2018 and 2017, resulted primarily from the issuance of common stock and the conversion of convertible debt into common stock. Cash flows from Financing Activities were reduced by legal and the costs of the SEC filings, including the preparation of a Schedule 14A proxy statement, preparation of two Schedule 14C statements, and other SEC expenses that aggregated a total of $39,176.

Since our inception on August 8, 2008 through December 31, 2018 we have incurred net losses of $(5,180,431), including the effects of derivatives on convertible debt totaling $1,465,597. Our cash and cash equivalent balances were $67,707 and $5,046 as of December 31, 2018 and 2017 respectively.  At December 31, 2018, we had total liabilities of $1,198,688 as opposed to $1,230,217 at December 31, 2017, a decrease of $31,529.   The changes in excess billings on contracts in progress account for the majority of the difference.

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

OFF BALANCE SHEET TRANSACTIONS

The Company has no off balance sheet transactions during the years ended December 31, 2018 and 2017.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8.  FINANCIAL STATEMENTS.

ABCO ENERGY, INC.

TABLE OF CONTENTS FOR CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ABCO Energy, Inc.

We have audited the accompanying consolidated balance sheet of ABCO Energy, Inc. as of December 31, 2018 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2018, and the related notes. These consolidated financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ABCO Energy, Inc. at December 31, 2018, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has incurred accumulated deficits, recurring operating losses since inception and negative cash flows from operations. This and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KSP Group

Los Angeles, CA
April 15, 2019

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

Spokane, WA

April 17, 2018

ABCO ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2018, and 2017

ASSETS	December 31 2018	December 31 2017
Current Assets
Cash	$67,707	$5,046
Accounts receivable on completed projects	105,187	46,985
Accounts receivable on incomplete projects	184,212	-
Inventory	53,950	38,127
Total Current Assets	$411,056	$90,158
Fixed Assets
Vehicles, office furniture & equipment – net of accumulated depreciation	36,538	21,941
Other Assets
Investment in long term leases	10,512	11,281
Security deposits	2,700	2,700
Total Other Assets	13,212	13,981
Total Assets	$460,806	$126,080

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$549,611	$496,991
Excess billing on contracts in progress	85,777	83,813
Notes payable – merchant loans	53,362	96,338
Derivative liability on convertible debentures	74,848	178,013
Notes payable officers and affiliates	169,549	187,826
Convertible debentures – net of discount	-	187,236
Note payable non affiliate	49,563	-
Preferred stock series C	189,680	-
Current portion of long term debt	7,628	-
Total Current Liabilities	1,180,018	1,230,217

Long term debt, net of current portion	18,670	-
Total Liabilities	1,198,688	1,230,217

Commitments and contingencies	0	0

Stockholders’ Deficit:
Preferred stock, 100,000,000 shares authorized, $0.001 par value, and 30,000,000 shares issued and outstanding at December 31, 2018 and 15,000,000 at December 31, 2017	30,000	15,000
Common stock, 5,000,000,000 shares authorized, $0.001 par value, 31,886,289, and 6,248,507 issued and outstanding at December 31, 2018 and December 31, 2017, respectively	31,886	6,249
Common shares sold not issued – 870,000 at December 31, 2018 and 1,858,414 at December 31, 2017	870	256,237
Additional paid-in capital	4,379,793	3,158,541
Accumulated deficit	(5,180,431)	(4,540,163)
Total Stockholders’ Deficit	(737,882)	(1,104,137)
Total Liabilities and Stockholders’ Deficit	$460,806	$126,080

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

	December 31, 2018	December 31, 2017

Revenues	$2,867,442	$1,447,056

Cost of Sales	2,040,339	1,151,593

Gross Profit	827,103	295,463

Operating Expenses:

Payroll	325,567	254,646
Share based expense	27,000	101,400
Consulting expense	93,728	70,246
Corporate expense	35,165	46,759
Professional fees	101,598	56,764
Rent	35,936	27,380
Other selling and administrative expense	397,866	277,262

Total operating expense	1,016,860	834,457

Net (Loss) from operations	(189,757)	(538,994)

Other expenses
Interest on notes payable	(71,712)	(102,231)
Loss on note issuance	(36,230)	(109,889)
Change in Derivative (Gain) Loss	61,251	214,265
Finance Fees – derivatives	(33,018)	(197,752)
(Loss) on extinguishment of debt	(370,802)	134,665
Total other expenses	(450,511)	(60,942)

Net (Loss) before provision for income taxes	(640,268)	(599,936)

Provision for income tax	-	-

Net (loss)	$(640,268)	$(599,936)

Net (loss) Per Share (Basic and Fully Diluted)	$(0.01)	$(0.01)

Weighted average number of common shares used in the calculation	20,431,605	4,725,257

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock		Preferred Stock	Additional Paid in Capital	Shares to be issued	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount $0.001 Par

Balance at December 31, 2016 (post reverse split)	26,871,876	$26,872	-	$3,023,926	-	$(3,940,227	$(889,429)
Preferred stock issued to management	-	-	$15,000	-	-	-	15,000
Common shares issued under private placement offering - net of expenses	60,840,000	60,840	-	181,506	-	-	242,346
Common shares to be issued under private placement offering - net of expenses	-	-	-	-	246,237	-	246,237
Common shares issued for conversion of convertible debenture notes - net of expenses	6,290,000	6,290	-	7,164	-	-	13,454
Shares issued for services	3,968,254	3,968	-	6,032	-	-	10,000
Shares to be issued for services	-	-		-	10,000	-	10,000
Shares issued under management compensation	27,000,000	27,000	-	54,400	-	-	81,400
Legal and promotion expense	-	-	-	(55,711)	-	-	(55,711)
Derivative interest expense on convertible debentures	-	-	-	(177,498)	-	-	-
Net (loss) for the year	-	-	-	-	-	(599,936)	(599,936)

Balance at December 31, 2017	124,970,130	$124,970	$15,000	$3,039,819	$256,237	$(4,540,163)	$(1,104,137)
1 for 20 Reverse – December 23, 2018	6,248,507	6,248	15,000	3,158,541	256,237	(4,540,163	(1,104,137)
Preferred stock issued to management			15,000				15,000
Common shares issued under private placement offering - net of expenses	7,150,532	7,150		538,034	(256,237)		288,947
Common shares to be issued under private placement offering - net of expenses	870,000	870					870
Common shares issued for conversion of convertible debenture notes - net of expenses	16,767,650	16,768		687,115			703,883
Shares issued for services	369,599	370		9,630			10,000
Shares issued under ABCO management compensation	1,350,000	1,350		25,650			27,000
Legal and promotion expense				(39,176)			(39,176)

Net (loss) for the year						(640,268)	(640,268)
Balance at December 31, 2018	32,756,288	32,756	$30,000	$4,379,793	$-	$(5,180,431)	$(737,882)

See accompanying notes to the consolidated financial statements

ABCO ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

	December 31,	December 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(640,268)	$(599,936)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	18,610	7,785
Shares issued to officers and consultants	52,000	116,401
Inventory change	(8,823)	8,574
Amortization of debt discount	2,311	197,752
Change in Derivative liability	(61,251)	(214,265)
Changes in Accounts receivable on completed contracts	(58,202)	56,656
Change in accounts receivable on incomplete contracts	(184,212)	-
Increase (decrease) in prepaid expenses	-	151,846
Billings in excess of costs on incomplete projects	1,964	83,813
Accounts payable and accrued expenses	90,496	19,552
Loss on note issuance	36,230	109,889
Finance fees on derivatives	33,018	28,859
Gain (loss) on extinguishment of debt	370,802	(134,665)
Net cash used in operating activities	(347,325)	(167,739)

Cash Flows from Investing Activities:
Purchase of equipment	(11,633)	-
Proceeds from investments in long term leases	769	703
Product and lease deposits	-	(900)

Net cash provided by (used for) investing activities	(10,864)	(197)

Cash Flows from Financing Activities:
Proceeds from sale of common stock – net of expenses	250,641	255,373
Merchant loans – net of principal payments	60,000	35,048
Proceeds of related party notes payable	-	10,479
Payments on related party notes payable	(18,277)	-
Payment on debt	(150,514)	(140,452)
Proceeds from loans from non-affiliate	60,000	-
Proceeds from preferred stock sales	219,000	-
Net cash provided by financing activities	420,850	160,448

Net increase (decrease) in cash	62,661	(7,488)
Cash, beginning of period	5,046	12,534
Cash, end of period	$67,707	$5,046

Supplemental disclosures of cash flow information:

Cash paid for interest	$117,332	$102,231
Shares issued or to be issued for services	52,000	101,400
Income taxes paid or accrued	$0	$0

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

Note 1 – Overview and Description of the Company

ABCO Energy, Inc. was organized on July 29, 2004 and operated until July 1, 2011 as Energy Conservation Technologies, Inc. (ENYC).  On July 1, 2011 ENYC entered into a share exchange agreement (SEA) with ABCO Energy, Inc. (“Company”) and acquired all the assets of ABCO.  ENYC changed its name to ABCO Energy, Inc. on October 31, 2011.  As a result of the SEA, the outstanding shares of ENYC as of June 30, 2011 were restated in a one for twenty three (1 for 23) reverse stock split prior to the exchange to approximately 9% of the post-exchange outstanding common shares of the Company.

On January 13, 2017, the Board of Directors of the Company approved a reverse stock split of its common stock, at a ratio of 1-for-10 (the “Reverse Stock Split”).  The Reverse Stock Split became effective with FINRA (the Financial Industry Regulatory Authority) and in the marketplace on January 13, 2017 (the “Effective Date”), whereupon the shares of common stock began trading on a split adjusted basis.  As a result of the Reverse Stock Split the number of authorized shares of common stock was reduced to 50,000,000 from 500,000,000 shares.  The Company held a Special Meeting of Stockholders in May 2017 which authorized an amendment to the Articles of Incorporation to increase the authorized common share capital to 2,000,000,000 common shares and 100,000,000 preferred shares.  Thereafter, on September 27, 2017, by written consent the holders of a majority of the outstanding shares voted to authorize an additional amendment to increase the authorized common shares to 2,000,000,000 shares

On December 23, 2018 the Board of Directors of the Company approved a reverse stock split of its common stock, at a ratio of 1-for-20 (the “Reverse Stock Split”).  The Reverse Stock Split became effective with FINRA (the Financial Industry Regulatory Authority) and in the marketplace on December 23, 2018 (the “Effective Date”), whereupon the shares of common stock began trading on a split adjusted basis.

On November 8, 2018, by written consent the holders of a majority of the outstanding shares voted to authorize an additional amendment to increase the authorized common shares to 5,000,000,000 shares. All share numbers through-out these financial statements and notes thereto have been adjusted to reflect this reverse split.

The Company is in the Photo Voltaic (PV) solar systems industry, the LED and energy efficient commercial lighting business and is an electrical product and services supplier.  In 2018 ABCO entered the HVAC business with the acquisition of a small company’s assets and qualifying license. The Company plans to build out a network of operations in major cities in the USA to establish a national base of PV, HVAC, lighting and electrical service operations centers.  This combination of services, solar and electric, provides the Company with a solid base in the standard electrical services business and a solid base in the growth markets of solar systems industry.

OVERVIEW

As of December 31, 2018, we operated in Tucson and Phoenix, Arizona.  The Company plan is to expand to more locations in North America in the next year as funding becomes available. We believe that the solar and energy efficiency business functions better if the employees are local individuals working and selling in their own community. Our customers have indicated a preference for dealing with local firms and we will continue our focus on company-owned integrated product and services offices. Once a local firm is established, growth tends to come from experience, quality and name recognition. We remain committed to high quality operations.

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

ABCO also sells and installs energy efficient lighting products, regular and solar powered air conditioning equipment, solar powered street lights and lighting accessories.  ABCO contracts directly with manufacturers to purchase its lighting products which are sold to residential and commercial customers.

ABCO has Arizona statewide approval as a registered electrical services, HVAC and solar products installer.  Our license is ROC 258378 electrical and ROC 323162 HVAC and we are fully licensed to offer commercial and residential services.  As in all states, we will comply with all licensing requirements of those jurisdictions.

The ABCO subsidiary, Alternative Energy Finance Corporation, (AEFC) a Wyoming Company provides funding for leases of photovoltaic and HVAC systems.  AEFC financed its owned leases from its own cash and now arranges financing with funds provided by other lessors.   AEFC has not done any company owned new leases since 2011 but intends to do so as cash becomes available.

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

Significant estimates include but are not limited to the estimated useful lives of equipment for purposes of depreciation, percentage of completion and the valuation of common and preferred shares issued for services, equipment and the liquidation of liabilities

The policies discussed below are considered by management to be critical to an understanding of the Company’s financial statements.  These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  By their nature, estimates are subject to an inherent degree of uncertainty.  Actual results may differ from those estimates.

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

Revenue Recognition

The Company generates revenue from sales of solar products, LED lighting, installation services and leasing fees. During the last two fiscal years, the company had product sales as follows:

Sales Product and Services Description	2018		2017
Solar PV residential and commercial sales	$2,576,640	90%	$1,315,907	91%
Energy efficient lighting & other income	291,824	9%	130,164	8%
Interest Income	978	1%	985	1%
Total revenue	$2,867,442	100%	$1,447,056	100%

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

Income Taxes

The Company has net operating loss carryforwards as of December 31, 2018 totaling approximately $3,521,421.  Accrued derivative liabilities and stock-based compensation are assumed to be non-tax events. A deferred 21% tax benefit of approximately $754,201 has been offset by a valuation allowance of the same amount as its realization is not assured.

Due to the current uncertainty of realizing the benefits of the tax NOL carry-forward, a valuation allowance equal to the tax benefits for the deferred taxes has not been established. The full realization of the tax benefit associated with the carry-forward depends predominately upon the Company’s ability to generate taxable income during future periods, which is not assured.

The Company files in the US only and is not subject to taxation in any foreign country.  There are three open years for which the Internal Revenue Service can examine our tax returns so 2015, 2016 and 2017 are still open years and 2018 will replace 2015 when the tax return is filed.

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

Per Share Computations

Basic net earnings per share are computed using the weighted-average number of common shares outstanding.  Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and the dilutive potential common shares outstanding during the period. All shares were considered anti-dilutive at December 31, 2018.  Potentially dilutive share issues are: 1) all unissued common shares sold, the convertible debentures are dilutive, 2) all convertible debentures have a possibility of a large number of shares being issued and would result in a larger number of shares issued if the price remains low, 3) the preferred stock of the company held by insiders is convertible into common shares and the preferred stock is voted on a 20 to 1 basis.  All of the above are potential dilutive items.

Reclassification

Certain reclassifications have been made to conform to prior periods’ data to the current presentation. These reclassifications had no effect on reported income.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing.  The Company incurred a net loss of $(640,268), the net cash flow used in operations was $(347,325) and its accumulated net losses from inception through the period ended December 31, 2018 is $5,180,431, which raises substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s development activities since inception have been financially sustained through capital contributions from shareholders.

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

Note 5 – Accounts Receivable and Work in Process

Accounts receivable as of December 31, 2018 and 2017, consists of the following:

Description	2018	2017
Accounts receivable on completed contracts	$105,187	$46,985
Costs and estimated earnings on contracts in progress	184,212	-
Total	$289,399	$46,985

Work in process consists of costs recorded and revenue earned on projects recognized on the percentage of completion method for work performed on contracts in progress at December 31, 2018 and 2017. The company records contracts for future payments based on contractual agreements entered into at the inception of construction contracts. Amounts are payable from customers based on milestones established in each contract. Amounts are billed in advance and unearned profits are netted against the billed amounts such that accounts receivable reflect current amounts due from customers on completed projects and amounts earned on projects in process are reflected in the balance sheet as costs and estimated earnings in excess of billings on contracts in progress.

Billings in excess of costs and earnings were $85,777 at December 31, 2018 and $83,813 at December 31, 2017. During December 2018 the Company sold 8 commercial projects that were substantially incomplete at December 31, 2018.

Note 6 – Inventory

Inventory of construction supplies not yet charged to specific projects was $53,950 and $38,127 as of December 31, 2018 and 2017, respectively. The Company values items of inventory at the lower of cost or market and uses the first in first out method to charge costs to jobs. The Company has established a valuation reserve of 10% of the value of inventory after write downs for obsolescence.

Note 7 – Security deposits and Long Term Commitments

The Company has paid security deposits on the rented spaces it occupies for offices and warehouse which total $2,700 on December 31, 2018 and 2017.

On May 1, 2014, the Company rented office and warehouse space at 2100 N. Wilmot #211, Tucson, Arizona 85712.  This facility consists of 3,600 square feet.  The Company now has a one year lease with monthly rent of $2,841 which was renewed on November 1, 2018 to a term of one year.  ABCO has a forward commitment of $31,251.

Note 8 – Alternative Energy Finance Corporation (AEFC)

AEFC is a wholly owned subsidiary of ABCO Energy.  AEFC provides funding for leases of photovoltaic systems and finances its own leases from its own cash.  Long term leases recorded on the consolidated financial statements were $10,512 and $11,281 at December 31, 2018 and December 31, 2017 respectively.

Note 9 – Property and equipment

The Company has acquired all its office and field work equipment with cash payments and financial institution loans. The total fixed assets consist of vehicles, office furniture, tools and various equipment items and the totals are as follows:

Asset	December 31, 2018	December 31, 2017
Equipment	$119,343	$86,136
Accumulated depreciation	(82,805)	(64,195)
Net Fixed Assets	$36,538	$21,941

Depreciation expenses for the years ended December 31, 2018 and 2017 was $18,610 and $7,785 respectively.

Note 10 – Notes Payable Officers and Related Party Transactions

Related party notes payable as of December 31, 2018 and December 31, 2017 consists of the following:

Description	December 31, 2018	December 31, 2017
Notes payable – Director bearing interest at 12% per annum, unsecured, demand notes.	$60,000	$60,000
Note payable - Officer bearing interest at 12% per annum, unsecured, demand note	61,052	61,052
Note payable – other bearing interest at 12% per annum, unsecured, demand note.	48,497	66,774
Total	$169,549	$187,826

The first note in the amount of $60,000 provides for interest at 12% per annum and is unsecured.  This note resulted in an interest charge of $34,304 accrued and unpaid at December 31, 2018.

The second note has a current balance of $61,052 as of December 31, 2018.  The note is an unsecured demand note and bears interest at 12% per annum. This note resulted in an interest charge of $20,061 accrued and unpaid at December 31, 2018.

The third note is from a related party and has a current balance of $48,497 as of December 31, 2018.  The note is an unsecured demand note and bears interest at 12% per annum. This note resulted in an accumulated interest charge of $19,163 accrued and unpaid at December 31, 2018.

Note 11 – Short Term Notes Payable

Description	December 31, 2018	December 31, 2017
Merchant Note payable to Web Bank, borrowed 2-1-16, bearing interest at 23% per annum, unsecured. (1) Settled by negotiated payment in 2018	-	69,854
Merchant Note payable to Quarterspot Lending, borrowed 6-27-16, bearing interest at 31% per annum, unsecured. (2) Settled by negotiated payment in 2018	-	26,484
Private money loan from Perfectly Green Corporation, borrowed 1-22-18, bearing interest at 3% per annum, unsecured (3) demand note-Original balance $60,000, current balance	49,563	-
Merchant note payable to Powerup Lending Group, LLC, borrowed 12-5-18, bearing interest at 26% per annum, unsecured.	53,362	0
Total	$102,925	$96,338

(1) On February 1, 2016, the Company financed operations with a loan in the amount of $150,000 from WebBank.  The note was an open credit line with interest rate of 23% maturing in March of 2017. A portion of the loan was used to pay off a credit loan from Orchard Street Funding in the amount of $44,061.  On August 22, 2016, the Company ceased making payments on this loan and at December 31, 2017 the Company owed a settled negotiated amount of $69,854 in principal, accrued interest and settlement fees. This loan was personally guaranteed by an Officer of the Company.  The Company has negotiated a payment and payoff arrangements for this debt and completed full payment in 2018.

(2) On June 27, 2016, the Company financed operations with a loan in the amount of $43,500 from Quarterspot, a lending institution. The note is an open line with interest rate of approximately 31% maturing in September of 2017. On August 22, 2017, the Company ceased making payments on this loan.  As of December 31, 2017, the Company owed $26,484 in principal, accrued interest and settlement fees.  This loan is not personally guaranteed by an Officer of the Company.  A negotiated settlement on the Quarterspot note was $8,650 plus fees.  This note and the fees have been paid in full in 2018.

(3) On January 22, 2018 the Company borrowed $60,000 from Perfectly Green Corporation, a Texas corporation.  The Company repaid $10,437 during the year ended December 31, 2018. The note bears interest at 3% per annum and is payable upon demand after 60 days’ notice which can be requested at any time after May 31, 2018.

(4) On December 5, 2018 the Company borrowed a merchant note payable to Powerup Lending Group, LLC, borrowed 12-5-18, bearing interest at 26% per annum, unsecured. The balance due at December 31, 2018 was $53,362.

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

Name of Holder	Date of issuance	Date of maturity	Amount of issuance
Power Up Lending Group, LTD	5-7-18	11-7-18	$78,000
Power Up Lending Group, LTD	7-6-18	1-6-19	$68,000
Power Up Lending Group, LTD	8-24-18	2-24-19	$73,000
Total amount sold			$219,000
Conversions during 2018			29,320
Balance on preferred stock series C liability at December 31, 2018			$189,680

Effective as of September 2, 2018 Redstart Holdings Corp. (“RHC”) acquired from Power Up Lending Group Ltd., all of the $219,000 Series C Preferred Stock of ABCO Energy, Inc. owned by Power-Up for a one year promissory note from RHC for the principal amount of $328,500 plus interest at 8% per annum pursuant to a Stock Purchase Agreement dated October 31, 2018 (“SPA”). The Company agreed to the transactions contemplated by the SPA.

Subsequent to December 31, 2018, the Company redeemed from Redstart 68,000 shares and 73,000 shares, respectively, of the Series C Preferred and retired these shares. Redstart converted all of the 78,000 Series C Preferred into common shares in 2018 and 2019. The balance of this note at December 31, 2018 was $48,680.

Note 12 – Long term debt

Holder	Date issued	Interest rate	Amount due December 31, 2018
Ascentium Capital	10-1-18	13%	$14,285
Fredrick Donze	9-2-18	6%	6,283
Charles O’Dowd (officer)	8-9-18	6%	5,731
Total long term debt			26,298
Less Current portion			7,628
Total long-term debt			$18,670

ABCO acquired the assets of Dr. Fred Air Conditioning services on September 2, 2018 for the total price of $22,000. The allocation of the purchase price was to truck and equipment at $15,000 and the balance was allocated to inventory.  The truck and equipment were financed by Ascentium Capital.  Mr. Fred Donze, the owner, received a three year promissory note for the balance of $7,000 at 6% interest and with monthly payments of $213.

The Company purchased an automobile from its President with a promissory note in the amount of $6,575 dated August 9, 2018 and bears interest at 6% per annum for the three year payment plan.

Note 13 – Convertible Debt and Derivative Valuation

In accordance with the Statement of Financial Accounting Standard ASC 820-10-35-37 Fair Value in Financial Instruments, Statement of Financial Accounting Standard ASC 815 Accounting for Derivative Instruments and Hedging Activities require that instruments with embedded derivative features be valued at their market values.  The Company hired a valuation consultant to value the Convertible Debentures for the derivative portion of the instruments. The Binomial model was used to value the derivative liability for the fiscal year ending December 31, 2018 and December 31, 2017.

During the year ended December 31, 2018, the Company funded operations with borrowing on new convertible promissory notes and had other debentures due from 2017. This table presents the positions on the notes at December 31, 2018 and 2017.

Holder	Date of Loan	Loan amount	OID and discounts and fees	Interest rate	Conversions to shares	Conversion Dollars	Balance December 31, 2018	Balance December 31, 2017
Blackbridge Capital Growth Fund, LLC – Sold to L2 Capital	11-2-16	$100,000	$0	0%	5,419,670	$110270	$-	$92,525
Crown Bridge Partners, LLC	1-11-17	45,000	5,000	5%	2,447,952	57,339	$-	$39,021
Power Up Lending Group, Ltd	11-11-17	58,000	3,000	8%	2,556,528	59,815	$-	$58.000
Total		$203,000	$8,000				$-	$189,546
Debt discount on derivatives							-	2,310
Net total debentures	2017		Legal fees				$0-	$187,236
Power Up Lending Group Ltd - Redstart	5-7-18	$78,000	$3,000	8%	6,056,000	29,320	48,680
Power Up Lending Group Ltd - Redstart	7-6-18	68,000	3,000	8%	-	-	68,000
Power Up Lending Group Ltd - Redstart	8-24-18	73,000	3,000	8%	-	-	73,000

Totals and balances for 12-31-18		$219,000	$9,000				$189,680	-

Subsequent to December 31, 2018, the Company redeemed from Redstart 68,000 shares and 73,000 shares, respectively, of the Series C Preferred and retired these shares. Redstart converted all of the 78,000 Series C Preferred shares into common shares in 2018 and 2019. The balance of this note at December 31, 2018 was $48,680.

Blackbridge converted an additional $14,575 for 12,500,000 shares on January 17, 2018 bringing the total note balance to $78,150 when sold to L2 Capital.

The initial valuation of the derivative liability on the converted common shares totaled $74,848 at December 31, 2018 and $175,703 at December 31, 2017 as calculated by consultants for the Company when all notes were issued, but before any conversions.  This value includes the fair value of the shares issued according to the contracts of the holders and valued according to our common share price at the time of acquisition.

Note 14 – Convertible Debt and Derivative Liabilities on Other Notes

The Company has entered into Securities Purchase Agreement with Blackbridge Capital, LLC, a Delaware limited liability company [“SPA”], operating out of New York, New York (“Blackbridge”) whereby Blackbridge has agreed to purchase up to $5,000,000 worth of shares of the Company’s common stock.  The Company has agreed to file a Registration Statement to register such shares for sale to Blackbridge.  In addition, the Company has issued [i] a convertible promissory note to Blackbridge pursuant to the Securities Purchase Agreement equal to $150,000 as a commitment fee, that is currently charged to prepaid expenses until services are provided (the “Blackbridge Note”), [ii] and a $100,000 Convertible Note to cover the expenses to be incurred for the preparation and filing of the Registration Statement and related matters (“Expenses Note”). Blackbridge converted an additional $14,575 for 12,500,000 shares on January 17, 2018 bringing the total note balance to $78,150 as of the date the note was acquired by L2 Capital.

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

Effective as of January 31, 2019, Company acquired through redemption from Redstart Holdings Corp, [“RHC”] 68,000 shares of the Series C Preferred Stock [“Redeemed Preferred Shares”] owned by RHC. The redemption price for the Redeemed Preferred Shares was $101,810.55 which was financed through a cash advance transaction of future receivables.

Effective as of February 22, 2019, Company acquired through redemption from RHC 73,000 shares of the Series C Preferred Stock [“Redeemed Preferred Shares”] owned by RHC. The redemption price for the Redeemed Preferred Shares was $106,145 which was financed through available cash and the promissory note referred to in the next paragraph.

Effective January 25, 2019 the Company entered into a Future Receivable Sale Agreement with Knight Capital Funding in the amount of $104,500 in order to fund a redemption of the Redstart Series C Preferred Stock. The agreement calls for 154 daily payments of $994 to retire this note in the amount of $153,092 representing principal and discount of collection of future receivables. The Company’s decision to redeem the Preferred shares was primarily to prevent the conversion of this note from diluting the common shares in 2019.

As of February 16, 2019, the Company issued to Power Up Lending Group, Inc. [“Power Up”], a $55,000.00 of shares of the Series C Preferred Stock agreement net of an original issue discount of $10,000.00 (OID) and expenses of $3,000.00 [“Note”]. The Note is convertible into Company common stock beginning six months after the Effective Date with an effective discount rate of approximately 20%. The OID on this issue that is paid out of proceeds allows a lower purchase price if the Company purchases this liability. The proceeds of this sale, combined with Company working capital in the amount of $51,145 was used to redeem the February 22, 2019 acquisition above in the amount of $106,145.

As of March 19, 2019, the Company issued to Power Up Lending, a $55,000.00 of shares of the Series C Preferred Stock agreement net of an original issue discount of $10,000.00 (OID) and expenses of $3,000.00 [“Note”]. The Note is convertible into Company common stock beginning six months after the Effective Date with an effective discount rate of approximately 20%. The OID on this issue that is paid out of proceeds allows a lower purchase price if the Company purchases this liability.

The Company determined that the conversion feature embedded within the Power Up Series C Preferred shares that reached maturity in 2018 in the amount of $78,000 is a financial derivative. The Generally Accepted Accounting Principles (GAAP) required that the Company’s embedded conversion option be accounted for at fair value. The following schedule shows the change in fair value of the derivative liabilities by December 31, 2018:

Description	Amount
Purchase price of the convertible debenture	$78,000
Valuation premium on note during 2018	3,152
Balance of derivative liability net of discount on the notes (See Consolidated Balance sheet liabilities)	$74,848

Derivative calculations and presentations on the Statement of Operations
Loss on note issuance	$(36,230
Change in Derivative (Gain) Loss	61,251
Derivative Finance fees	(33,018
Gain (loss) on extinguishment of debt	(410,157)
Derivative valuation and expense charged to operations in 2018 (See Consolidated Statement of Operations)	$(418,154)

The Company measured and utilized quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (level 3) in applying valuation technology to derivative values for December 31, 2018 and 2017 and throughout the year.

Note 15 – Stockholder’s Equity

Common Stock

During the fiscal year ended December 31, 2018 the Company sold 6,162,119 restricted common shares in Regulation S offerings to non-US investors. The total proceeds from the offering was $583,536.  Commission and expense reimbursements totaled $293,720 and the legal and administrative expense of offerings totaled $39,176.  The Company recorded net proceeds totaling $ 250,641.

In addition, debenture holders converted debt into 16,767,650 shares which were issued upon conversion of $256,742 of the notes referred to in Note 13 above.

The Company issued 369,599 common restricted shares and recorded equity in the amount of $10,000 from vendors for services and issued 1,350,000 restricted common shares to management for services with a fair market value of $27,000.

Preferred Stock

On September 15, 2017 and on September 15, 2018, the Board of Directors authorized on each such date the issuance of 15,000,000 preferred shares for an aggregate of 30,000,000 shares of Class B Convertible Preferred Stock [“Series B”] to both Directors of the Company and to two unaffiliated Consultants or a total of 30,000,000 shares of Series B. The Company assigned a value of $15,000 for the shares for 2017 and 2018.  Of the Series B, 12,000,000 shares were issued to Charles O’Dowd and 2,000,000 to Wayne Marx, the Directors. Each Consultant received 8,000,000 shares. See the Company’s Schedule 14C filed with the Commission on September 28, 2018.  These shares have no market pricing and management assigned an aggregate value of $30,000 to the stock issued based on the par value of $0.001. The 30,000,000 shares of preferred Stock, each with has 20 votes for each Preferred share held by them of record. The holders of the Preferred are also entitled to an additional 300,000,000 common shares upon conversion of the Preferred Stock.  As a result of owning of these shares of Common and Preferred Stock, the Control Shareholders will have voting control the Company.

Earnings (loss) per share calculation

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period

The computation of basic and diluted loss per share at December 31, 2018 excludes the common stock equivalents from convertible debt of the following potentially dilutive securities because their inclusion would be anti-dilutive, and the share issue number is not calculable until conversion takes place.

Note 16 – Other Matters

During the fiscal year ended December 31, 2018 the Company sold 6,162,119 restricted common shares in Regulation S offerings to non-US investors. The total proceeds from the offering was $583,536.  Commission and expense reimbursements totaled $293,720 and the legal and administrative expense of offerings totaled $39,176.  The Company recorded net proceeds totaling $ 250,641.

During the fiscal year ended December 31, 2017 the Company sold 4,739,123 shares in Regulation S offerings to non-US investors. The total proceeds from the offering was $686,731.  Commission and expense reimbursements totaled $417,217. The Company recorded net proceeds totaling $269,514.

Stock subscriptions executed under an earlier offering included a provision whereby ABCO agrees to pay a dividend (defined as interest) of from 6% to 12% of the total amount invested for a period of one year from receipt of the invested funds. This dividend (defined as interest) is allocated between the broker and the investor with amounts paid to the broker treated as a cost of the offering and netted against additional paid in capital and amounts paid to the investor treated as interest expense. Total amounts paid or accrued under this agreement and charged to additional paid-in capital for the years ended December 31, 2018 and 2017, amounted to $0 and $0, respectively. Total amounts paid under this agreement and charged to interest expense for the years ended December 31, 2018 and 2017, amounted to $0 and $0, respectively.  The accrued balance due on this obligation to shareholders totals $49,290 at December 31, 2018 and 2017.

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

Effective December 31, 2016, the Company entered into a Consulting Agreement (“CA”) with Joshua Tyrell (“Tyrell”) which provides for Tyrell to assist in various business development activities on behalf of the Company, including but not limited to realizing new business opportunities.  In consideration for rendering such services, Tyrell was issued 75,000 free trading shares of Company common stock.  The CA has a six month term expiring on March 31, 2017.  On November 7, 2016 and on November 30, 2016 the CA was amended to provide for the payment of an additional 315,000 and an additional 250,000 free-trading shares, respectively to Tyrell for services rendered due to the huge trading volume of the derivative conversions and to extend the term of the CA to twelve (12) months ending November 7, 2017.  The CH expired on such date and was not renewed. The consultant received a total of 640,000 shares of free trading and restricted common stock valued at $91,600.

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

On November 8, 2017, the Company entered into a Consulting Agreement (“CA”) with Eurasian Capital, LLC [“Consultant”] which was to provide institutional funding services and shareholder and third party sponsorship services for a nine month term ending May 7, 2018. Consultant was to be paid a monthly retainer of $10,000 payable in ABCO restricted common stock based upon the 5 day average of the closing bid price commencing on the first day of each month during the effectiveness of the Consulting Agreement.  The CA was terminated by the Company on March 29, 2018 for non-performance by Consultant.  Consultant was issued 198,413 restricted shares for services in November 2017 which were delivered to Consultant in December 2017.  The shares for services rendered in December of 2017 [208308] and for January 2018 [161,271] were issued in January 2018 but were not delivered until early April 2018 when a dispute with respect to the CA termination was resolved with   the execution of releases.  A dispute has arisen with respect to the number of shares due Consultant as a result of the CA termination. The parties resolved this matter by the delivery of an aggregate of 369,599 shares to Consultant in 2018 and the execution of releases.

The Company, effective as of September 1, 2018, entered into an Equity Purchase Agreement with Oasis Capital, LLC, a Puerto Rico limited liability company (“Investor”) pursuant to which Investor agreed to purchase up to $5,000,000 of the Company’s common stock at a price equal to 85% of the market price at the time of purchase (“Put Shares”). The Company agreed to file a new registration statement to register for resale the Put Shares. The Registration Statement must be effective with the SEC before Investor is obligated to purchase any Put Shares. In addition, the Company [i] issued to Investor a one year $150,000 note which is convertible at a fixed price of $.01 per share as a commitment fee for its purchase of Put Shares and [ii] delivered to Investor a Registration Rights Agreement pursuant to which the Company agreed to register all Put Shares acquired under the Equity Purchase Agreement. No transaction occurred during 2018 on this matter so no derivative was calculated on the note because it was not yet mature.

The Company issued 1,350,000 restricted common shares to management for services with a fair market value of $27,000. during the Year Ended December 31, 2018. Of these awards, Charles O’Dowd received 45,000 shares and Wayne Marx received 50,000 shares.  The balance of 850,000 shares were awarded to consultants to the Company.

Note 17 – Subsequent Events

During the period of January 1, 2019 and the date of this report, the Company sold and will issue 4,710,000 restricted shares of common stock from private placement offerings.  The gross proceeds were in the amount of $158,835, expenses of the offering totaled $81,572 and net proceeds to the Company amounted to $77,263.  The proceeds were used for working capital, corporate expenses, legal fees, prepaid expenses and public company expenses.

Effective as of January 31, 2019, the Company acquired through redemption from Redstart Holdings Corp, [“RHC”] 68,000 shares of the Series C Preferred Stock [“Redeemed Preferred Shares”] owned by RHC. The redemption price for the Redeemed Preferred Shares was $101,810.55 which was financed through a cash advance transaction of future receivables.

Effective as of February 22, 2019, the Company acquired through redemption from RHC 73,000 shares of the Series C Preferred Stock [“Redeemed Preferred Shares”] owned by RHC. The redemption price for the Redeemed Preferred Shares was $106,144.92 which was financed through available cash and the promissory note referred to in the next paragraph.

As of the Effective Date of February 16, 2019, the Company issued to Power Up Lending Group, Inc. [“Power Up”], a $55,000.00 promissory note net of an original issue discount of $10,000.00 (OID) and expenses of $3,000.00 [“Note”]. The Note is convertible into Company common stock beginning six months after the Effective Date with an effective discount rate of approximately 35%. The OID on this issue that is paid out of proceeds allows a lower purchase price if the Company purchases this liability.

As of the Effective Date of March 19, 2019, the Company issued to Power Up, a $55,000.00 promissory note net of an original issue discount of $10,000.00 (OID) and expenses of $3,000.00 [“Note”]. The Note is convertible into Company common stock beginning six months after the Effective Date with an effective discount rate of approximately 19%. The OID on this issue that is paid out of proceeds allows a lower purchase price if the Company purchases this liability.

Equity Awards

The following table sets forth information on outstanding option and stock awards held by the named executive officers of the Company at December 31, 2018, including the number of shares underlying both exercisable and un-exercisable portions of each stock option as well as the exercise price and the expiration date of each outstanding option. See Note 16 to Notes to Consolidated Financial Statements.

Outstanding Equity Awards After Fiscal Year-End (1)
Name	Number of securities underlying unexercised options exercisable (1)	Number of securities underlying unexercised options un-exercisable (2)	Option Exercise Price ($)	Option Grant Date	Option Expiration Date
Charles O’Dowd	500,000	0	$.001	01/01/2017	01/01/2021

Wayne Marx	500,000	0	$.001	01/012017	01/01/2021

(1)     No Equity Awards were issued during the year ended December 31, 2018.

(2)     All options vest 20% per year beginning on the first anniversary of their grant date.

An aggregate of 1,620,000 stock awards are outstanding under the Equity Incentive Plan as of December 31, 2018.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, December 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including the Company’s Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms. Based upon that evaluation, the Chairman/CEO and the Chief Financial Officer concluded that our disclosure controls and procedures are not currently effective in timely alerting them to material information relating to the Company required to be included in the Company’s period SEC filings. The Company is attempting to expand such controls and procedures, however, due to a limited number of resources the complete segregation of duties is not currently in place.

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

Based on our evaluation under the Internal Control-Integrated Framework, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective as of December 31, 2018. Management believes that this conclusion results in a large part from [i] not maintaining some segregation of duties within the Company due to its reliance on individuals to fill multiple roles and responsibilities and [ii] the Company having limited personnel to prepare its financial statements.  During the year ended December 31, 2018, the Company continued its reliance on the Internal Control – Integrated Framework in the same manner as in prior periods due to the same limitations of personnel.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the name and age of officers and director as of December 31, 2018. Our Executive officers are elected annually by our board of directors.  Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.  Both Mr. O’Dowd and Mr. Marx were members of the Board and Officers prior to the SEA with Energy Conservation Technologies, Inc. and afterward they were reappointed to the Board on the effective day July 1, 2011.

The Company’s Chief Executive Officer, President, and Director Mr. O’Dowd, and Wayne Marx, a Vice President and Director, are “Promoters” within the meaning of Rule 405 of Regulation C in that these individuals were instrumental in founding and organizing ABCO Energy, Inc.

Officer’s Name	Directors Name	Age	Officer’s Position	Appointment date
Charles O’Dowd	Charles O’Dowd	70	CEO, President, Secretary	July 1, 2011
Wayne Marx	Wayne Marx	69	VP, Director	July 1, 2011

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

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities We believe that, during fiscal 2018, our directors, executive officers and 10% stockholders have complied with all Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

REMUNERATION OF DIRECTORS AND OFFICERS

Summary Compensation Table

The following table sets forth certain summary information concerning the cash and non-cash compensation awarded to, earned by, or paid to Charles O’Dowd, our President and Chief Executive Officer, and Wayne Marx our Vice President and Secretary for the fiscal years ended December 31, 2018 and 2017.  These two officers are referred to as the “named executive officers” in this proxy statement.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total Compensation ($)
Charles O’Dowd	2018	$54,290				$54,290
President & CEO	2017	$52,000				$52,000

Wayne Marx	2018	0				0
VP, Director	2017	0				0

During the year ended 2018, Mr. O’Dowd received a salary of $54,290.  Mr. O’Dowd was employed in January 2011 and works full time for the Company.

Mr. Marx has not received any compensation for his services to the Board of Directors and no arrangements have been made to do so at this time.  It is anticipated that his remuneration for calendar 2019 will remain the same as fiscal 2018.

There is no family relationship between any of the current officers or directors of the Company.

The Company is a Nevada corporation with principal executive offices located at 2100 North Wilmot, Suite 211, Tucson, AZ 85712.  On January 15, 2017, the Company’s Board of Directors, after careful consideration, approved our 2017 Stock Option and Incentive Stock Plan (the “Plan”), pursuant to which the Company has reserved 200,000,000 shares for issuance thereunder.

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

Outstanding Equity Awards at Fiscal Year End

An aggregate of 1,620,000 stock awards are outstanding under the Equity Incentive Plan as of December 31, 2018.

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

Name and Address of Owner (1)	Title of Securities	Amount and nature of common stock	Percent of class (3)	Amount and nature of preferred stock (2) (4)	Percentage of class (5)
Charles O’Dowd	Common	920,000	1.60%	12,000,000	40%
Wayne Marx	Common	105,000	.021%	2,000,000	7%
All Officers, Directors and 5% Shareholders - As a Group	Common	1,025,000	1.81%	14,000,000	47%

(1) The address is c/o ABCO Energy, Inc., 2100 N. Wilmot #211, Tucson, AZ 85712

(2) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2019 (none are eligible) are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3) Based upon 56,782,630 shares issued and outstanding on March 31, 2019.

(4) These shares are convertible into ten (10) shares of common stock at an exercise price of $.001 per share.

(5) Based upon 30,000,000 shares of Preferred Stock, outstanding as of December 31, 2019.

The Company issued 1,350,000 restricted common shares to management for services with a fair market value of $27,000 during the Year ended December 31, 2018 and 700,000 restricted shares to management for services with a fair market value of $81,400. during 2017. Of these awards, Charles O’Dowd received 900,000 shares and Wayne Marx received 100,000 shares.  The balance was awarded to consultants to the Company.

The aggregate of 1,620,000 stock awards were outstanding under the Equity Incentive Plan as of December 31, 2018.

On September 15, 2017, and on August 30, 2018, the Board of Directors authorized the issuance of an aggregate of 30,000,000 shares of Class B Convertible Preferred Stock [“Series B”] to both Directors of the Company and to two unaffiliated Consultants. Of the Series B, 12,000,000 shares were issued to Charles O’Dowd and 2,000,000 to Wayne Marx, the Directors. Each Consultant received 8,000,000 shares. See the Company’s Schedule 14C filed with the Commission on September 28, 2018.  These preferred shares have no market pricing and management assigned the value of $15,000 to the stock issue based on the par value of the preferred stock of $0.001. The 30,000,000 shares of Preferred Stock have 20 votes for each share of record. The holders of the Preferred are also entitled to own additional 150,000,000 common shares upon conversion of the Preferred Stock.  As a result of owning these shares of Common and Preferred Stock, the Control Shareholders will have voting control the Company.

By Written Consent in lieu of a Meeting of Shareholders executed September 26, 2018, the holders of a majority of the voting power common stock and preferred stock of the Company adopted a further Amendment to the Articles of Incorporation increasing the authorized common stock from 2 billion shares to 5 billion shares. The Certificate of amendment was filed with the Nevada Secretary of State on November 8, 2018.

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

Officers, directors and other related individual’s loans are demand notes totaling $169,549 as of December 31, 2018 and $187,826 as of December 31, 2017. The total consists of two notes from Officer/Directors and one from a related party.

The following table indicates the balances due on demand notes and the accrued interest on these notes.

Related party notes payable as of December 31, 2018 and December 31, 2017 consists of the following:

Description	December 31, 2018	December 31, 2017
Notes payable – Director bearing interest at 12% per annum, unsecured, demand notes.	$60,000	$60,000
Note payable - Officer bearing interest at 12% per annum, unsecured, demand note	61,052	61,052
Note payable – other bearing interest at 12% per annum, unsecured, demand note.	48,497	66,774
Total	$169,549	$187,826

The first note in the amount of $60,000 provides for interest at 12% per annum and is unsecured.  This note resulted in an interest charge of $34,304 accrued and unpaid at December 31, 2018.

The second note has a current balance of $61,052 as of December 31, 2018.  The note is an unsecured demand note and bears interest at 12% per annum. This note resulted in an interest charge of $20,061 accrued and unpaid at December 31, 2018.

The third note is from a related party and has a current balance of $48,497 as of December 31, 2018.  The note is an unsecured demand note and bears interest at 12% per annum. This note resulted in an accumulated interest charge of $19,163 accrued and unpaid at December 31, 2018.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees contracted by our auditors, for professional services rendered for the audit of our annual consolidated financial statements during the years ended December 31, 2018 and 2017, and for the reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years

During 2018 the Company paid Fruci and Associates a total amount of $34,831 and has accrued fees of $7,900 as of December 31, 2018.

During 2018 the Company paid Semple, Marchal and Cooper, LLP a total amount of $5,500 as of December 31, 2018.

Audit-Related Fees

Our independent registered public accounting firms did not bill us during the years ended December 31, 2018 and 2017 for non-audit related services.

Tax Fees

Our independent registered public accounting firms did not bill us during fiscal years ended December 31, 2018, and 2017 for tax related services.

All Other Fees

Our independent registered public accounting firms did not bill us during the years ended December 31, 2018 and 2017 for other services.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description of Exhibit

3(i)	Articles of Incorporation, as amended (1)
3(ii)	By-Laws (1)
10(b)	12% $40,000 Convertible Note dated March 16, 2016 (4)
10(c)	8% $25,000 Convertible Note dated March 23, 2016 (4)
10(d)	10% $55,000 Convertible Note dated April 1, 2016 (5)
10(e)	5% $42,000 Convertible Note dated April 5, 2016 (5)
10(f)	10% $40,000 Convertible Note dated May 3, 2016 (5)
10(g)	8% $30,000 Convertible Note dated May 6, 2016 (5)
21	Subsidiaries of Registrant (1)
31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)
31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)
32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
99.1	Engagement Agreement between Adams Fund LLC and ABCO Energy, Inc., dated September 15, 2015 (3)
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Labels Linkbase Document

(1)	Previously filed with the Company’s Form 10-12G, SEC File No. 000-55235 filed on July 1, 2014, and incorporated herein by this reference as an exhibit to this Form 10-K.
(2)	Attached.
(3)	Previously filed with the Company’s Form 8K filed on September 17, 2015, and incorporated herein by this reference as an exhibit to this Form 10-K.
(4)	Previously filed with the Company’s Form 10-K, File No. 000-55235, filed with the Commission on April 11, 2016 and incorporated herein by this reference.
(5)	Previously filed with the Company’s Form 10-Q, File No. 000-55235, filed with the Commission on May 20, 2016 and incorporate herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABCO ENERGY, INC.

Date: April 16, 2019	By: /s/ CHARLES O’DOWD
Charles O’Dowd
Chief Executive Officer

Date: April 16, 2019	By: /s/ CHARLES O’DOWD
Charles O’Dowd
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Position	Name

April 16, 2019	Chief Executive Officer, Chief Financial Officer and Director	/s/ CHARLES O’DOWD
Charles O’Dowd

April 16, 2019	Director	/s/ Wayne Marx
Wayne Marx