Form 10-Q
period 2019-03-31
ABCO Energy, Inc.
filed 2019-05-20
CIK 1300938

As Filed with the Securities and Exchange Commission on May 20, 2019

            File No:  000-55235

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING MARCH 31, 2019

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission file number: 000-55235

ABCO ENERGY, INC.

 (Name of registrant as specified in its Charter)

Nevada	46-5342309
(State of Incorporation)	(IRS Employer Identification No.)

2100 North Wilmot #211, Tucson, AZ	85712
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	520-777-0511

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON STOCK	ABCE	OTCQB

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

As of May 20, 2019, we had 62,395,459 shares of common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.     Financial Statements

ABCO ENERGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED

MARCH 31, 2019

ABCO ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2019 Unaudited	December 31, 2018 Audited
Current Assets
Cash	$32,968	$67,707
Accounts receivable on completed projects	65,073	105,187
Costs and estimated earnings on contracts in progress	195,510	184,212
Inventory	57,722	53,950
Prepaid expenses and discounts on debt	32,445
Total Current Assets	$383,718	$411,056
Fixed Assets
Vehicles, office furniture & equipment – net of accumulated depreciation	34,797	36,538
Other Assets
Investment in long term leases	4,197	10,512
Security deposits	2,700	2,700
Total Other Assets	6,897	13,212
Total Assets	$425,412	$460,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$542,215	$549,611
Excess billing on contracts in progress	101,673	85,777
Convertible note payable, net	111,220	189,680
Derivative liability on convertible debentures	-	74,848
Notes payable – merchant loans	139,942	53,362
Note payable – non-affiliate	43,874	49,563
Notes payable – related parties	169,549	169,549
Current portion of long term debt	8,811	7,628
Total Current Liabilities	1,117,284	1,180,018

Long term debt, net of current portion	15,683	18,670
Total Liabilities	1,132,967	1,198,688

Commitments and contingencies	0	0

Stockholders’ Deficit:
Preferred stock, 100,000,000 shares authorized, $0.001 par value, and 30,000,000 shares issued and outstanding at March 31, 2019 and 30,000,000 at December 31, 2018.	30,000	30,000
Common stock 5,000,000,000 shares authorized, $0.001 value, and 56,785,459 Issued and outstanding at March 31, 2019 and 31,886,289 outstanding at December 31, 2018, respectively.	56,783	31,886
Common shares sold not issued 5,580,000 at March 31, 2019 and 870,000 at December 31, 2018	5,580	870
Additional paid-in capital	4,899,348	4,379,793
Accumulated deficit	(5,699,266)	(5,180,431)
Total Stockholders’ Deficit	(707,555)	(737,882)
Total Liabilities and Stockholders’ Deficit	$425,412	$460,806

See accompanying notes to the unaudited consolidated financial statements.

ABCO ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREEE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	March 31, 2019	March 31, 2018

Revenues	$654,010	$522,295

Cost of Sales	410,224	328,378

Gross Profit	243,786	193,917

Operating Expenses:
Payroll	80,317	84,718
Consulting expense	12,124	13,679
Corporate expense	15,537	1,611
Professional fees	31,117	6,180
Rent	8,581	9,113
Other selling and administrative expenses	113,385	44,635
Total operating expense	261,061	159,936

Net income (Loss) from operations	(17,275)	33,981

Other expenses
Interest on notes payable	(78,914)	(8,474)
Change in Derivative Gain (Loss)	(177,934)	(64,882)
Finance Fees – derivatives	-	(6,807)
Gain (Loss) on extinguishment of debt	(244,712)	39,355
Total other expenses	(501,560)	(40,808)

Net income (Loss) before provision for income taxes	(518,835)	(6,827)

Provision for income tax	-	-

Net income (loss)	$(518,835)	$(6,827)

Net income (loss) Per Share (Basic and Fully Diluted)	$(.01)	$(.01)

Weighted average number of common shares used in the calculation	47,560,874	873,984

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY

FOR THE THREEE MONTHS ENDED MARCH 31, 2019

AND FOR THE YEAR ENDED DECEMBER 31, 2018

(UNAUDITED)

	Shares	Par amount	Preferred stock	APIC	Accumulated Deficit	Total stockholders' deficit
Balance at December 31, 2017	162,138,400	$162,139	$15,000	$3,258,887	$(4,540,163)	$(1,104,137)
1 for 20 Reverse	8,106,920	8,107	15,000	3,412,919	(4,540,163)	(1,104,137)
Shares sold and unissued in prior period				65,635		65,635
Shares issued Regulation S	1,265,833	1,266		51,273		52,539
Shares issue for conversion of debentures	625,000	625		13,750		14,375
Derivative change net of expenses during this period				19,923		19,923
Net income for the period					(6,827)	(6,827)
Balance at March 31, 2018	9,997,753	9,998	15,000	3,563,500	(4,546,990)	(958,492)
Balance at December 31, 2018	32,756,289	$32,756	$30,000	$4,379,793	$(5,180,431)	$(737,882)
Shares to be issued under Regulation S	4,710,000	4,710		57,736		62,446
Shares issued for Convertible-Preferred series C	20,454,462	20,452		28,228		48,680
Derivative liability converted				405,590		405,590
Shares issued for prepaid expenses	4,444,708	4,445		28,000		32,445
Net loss for the three months ended March 31, 2019					(518,835)	$(518,835)
Balance at March 31, 2019	62,365,459	$62,363	$30,000	$4,899,348	$(5,699,266)	$(707,555)

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREEE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	March 31,	March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$(518,835)	$(6,827)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,665	1,614
Inventory change	(3,772)	(29)
Change in amortizable debt discount	26,409	2,311
Change in derivative liability	177,934	64,556
Gain or loss on extinguishment of debt	244,712	(39,355)
Changes in Accounts receivable	28,816	(115,252)
Billings in excess of costs on incomplete projects	15,896	-
Accounts payable and accrued expenses	(99,299)	55,398
Net cash used in operating activities	(125,474)	(37,584)

Cash flows from investing activities
Equipment purchased	(924)	-
Proceeds from investments in long term leases	6,315	187
Net cash provided by (used for) investing activities	5,391	187

Cash Flows from Financing Activities:
Proceeds from sale of common stock – net of expenses	62,446	50,586
Proceeds of related party notes payable	-	(16,797)
Proceeds from non-affiliate loan	104,500	60,000
Payments on debt	(191,602)	(27,980)
Proceeds from convertible notes	110,000	-
Net cash provided by financing activities	85,344	65,809

Net increase (decrease) in cash	(34,739)	28,412
Cash, beginning of period	67,707	5,046
Cash, end of period	$32,968	$33,458

Supplemental disclosures of cash flow information:

Cash paid for interest	$78,914	$15,281
Income taxes paid or accrued	$-	$-

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(UNAUDITED)

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

OVERALL STRATEGIC DIRECTION

All share numbers through-out these financial statements and notes thereto have been adjusted to reflect this reverse split.

The Company is in the Photo Voltaic (PV) solar systems industry, and is an electrical product and services supplier.   The Company plans to build out a network of operations in major cities in the USA to establish a national base of PV suppliers, lighting suppliers and electrical service operations centers.  This combination of services, solar and electric, provides the Company with a solid base in the standard electrical services business and a solid base in the growth markets of solar systems industry.

OVERVIEW

As of March 31, 2019, we operated in Tucson and Phoenix, Arizona.  The Company plan is to expand to more locations in North America in the next year as funding becomes available. We believe that the solar and energy efficiency business functions better if the employees are local individuals working and selling in their own community. Our customers have indicated a preference for dealing with local firms and we will continue our focus on company-owned integrated product and services offices. Once a local firm is established, growth tends to come from experience, quality and name recognition. We remain committed to high quality operations.

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

ABCO has Arizona statewide approval as a registered electrical services and solar products installer and as an air conditioning and refrigeration installer. Our license is ROC 258378 electrical and ROC 323162 HVAC and we are fully licensed to offer commercial and residential services, HVAC and solar.

The ABCO subsidiary, Alternative Energy Finance Corporation (AEFC), a Wyoming company provides funding for leases of photovoltaic and HVAC systems.  AEFC financed its owned leases from its own cash and now arranges financing with funds provided by other lessors.

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

Revenue Recognition

The Company generates revenue from sales of solar products, LED lighting, installation services and leasing fees. During the last two fiscal years, the company had product sales as follows:

Sales Product and Services Description	March 31, 2019		March 31, 2018
Solar PV residential and commercial sales	$653,982	100%	$448,636	85%
Energy efficient lighting & other income	-	-%	73,409	14%
Interest Income	28	-%	250	1%
Total revenue	$654,010	100%	$522,295	100%

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing.  The Company incurred a net loss of $(518,835), the net cash flow used in operations was $(125,474) and its accumulated net losses from inception through the period ended March 31, 2019 is $5,699,266, which raises substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s development activities since inception have been financially sustained through capital contributions from shareholders.

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

Note 5 – Accounts Receivable and Work in Process

Accounts receivable as of March 31, 2019 and 2018, consists of the following:

Description	March 31, 2019	March 31, 2018
Accounts receivable on completed contracts	$65,073	$105,187
Costs and estimated earnings on contracts in progress	195,510	184,212
Total	$260,583	$289,399

Work in process consists of costs recorded and revenue earned on projects recognized on the percentage of completion method for work performed on contracts in progress at March 31, 2019 and 2018. The company records contracts for future payments based on contractual agreements entered into at the inception of construction contracts. Amounts are payable from customers based on milestones established in each contract. Amounts are billed in advance and unearned profits are netted against the billed amounts such that accounts receivable reflect current amounts due from customers on completed projects and amounts earned on projects in process are reflected in the balance sheet as costs and estimated earnings in excess of billings on contracts in progress.

Billings in excess of costs and earnings were $101,673 at March 31, 2019 and $85,777 at March 31, 2018.

Note 6 – Inventory

Inventory of construction supplies not yet charged to specific projects was $57,722 at March 31, 2019 and $53,950 as of December 31, 2018. The Company values items of inventory at the lower of cost or market and uses the first in first out method to charge costs to jobs. The Company has established a valuation reserve of 10% of the value of inventory after write downs for obsolescence.

Note 7 – Security deposits and Long Term Commitments

The Company has paid security deposits on the rented spaces it occupies for offices and warehouse which total $2,700 on March 31, 2019 and December 31, 2018.

On May 1, 2014, the Company rented office and warehouse space at 2100 N. Wilmot #211, Tucson, Arizona 85712.  This facility consists of 3,600 square feet.  The Company now has a one year lease with monthly rent of $2,841 which was renewed on November 1, 2018 to a term of one year.  ABCO has a forward commitment of $31,251.

Note 8 – Alternative Energy Finance Corporation (AEFC)

AEFC is a wholly owned subsidiary of ABCO Energy.  AEFC provides funding for leases of photovoltaic systems and finances its own leases from its own cash.  Long term leases recorded on the consolidated financial statements were $4,197 at March 31, 2019 and $10,512 at December 31, 2018. During the quarter ended March 31, 2019 one of the leases paid in full as the owner’s property was sold.

Note 9 – Property and equipment

The Company has acquired all its office and field work equipment with cash payments and financial institution loans. The total fixed assets consist of vehicles, office furniture, tools and various equipment items and the totals are as follows:

Asset	March 31, 2019	December 31, 2018
Equipment	$120,267	$119,343
Accumulated depreciation	(85,470)	(82,805)
Net Fixed Assets	$34,797	$36,538

Depreciation expenses for the periods ended March 31, 2019 and March 31, 2018 was $2,665 and $1,614 respectively.

Note 10 – Notes Payable Officers and Related Party Transactions

Related party notes payable as of March 31, 2019 and December 31, 2018 consists of the following:

Description	March 31, 2019	December 31, 2018
Notes payable – Director bearing interest at 12% per annum, unsecured, demand notes.	$60,000	$60,000
Note payable - Officer bearing interest at 12% per annum, unsecured, demand note	61,052	61,052
Note payable – other bearing interest at 12% per annum, unsecured, demand note.	48,497	48,497
Total	$169,549	$169,549

The first note in the amount of $60,000 provides for interest at 12% per annum and is unsecured.  This note resulted in an interest charge of $36,080 accrued and unpaid at March 31, 2018.

The second note has a current balance of $61,052 as of March 31, 2018.  The note is an unsecured demand note and bears interest at 12% per annum. This note resulted in an interest charge of $21,868 accrued and unpaid at March 31, 2019.

The third note is from a related party and has a current balance of $48,497 as of March 31, 2019.  The note is an unsecured demand note and bears interest at 12% per annum. This note resulted in an accumulated interest charge of $20,598 accrued and unpaid at March 31, 2018.

Note 11 – Short Term Notes Payable

Description	March 31, 2019	December 31, 2018
Private money loan from Perfectly Green Corporation, borrowed 1-22-18, bearing interest at 3% per annum, unsecured (3) demand note-Original balance $60,000, current balance	$43,874	$49,563
Merchant note payable to Powerup Lending Group, LLC, borrowed 12-5-18, bearing interest at 26% per annum, unsecured.	26,005	53,362
Knight Capital Funding, LLC, borrowed 1-30-19, bearing interest at 23% per annum, unsecured	113,937	-
Total	$183,816	$102,925

(1) On January 22, 2018 the Company borrowed $60,000 from Perfectly Green Corporation, a Texas corporation.  The Company repaid $16,126 prior to March 31, 2019. The note bears interest at 3% per annum and is payable upon demand after 60 days’ notice which can be requested at any time after May 31, 2018.

(2) On December 5, 2018 the Company borrowed a merchant note payable to Powerup Lending Group, LLC, borrowed 12-5-18, bearing interest at 26% per annum, unsecured. The balance due at March 31, 2018 was $26,005.

(3) On January 30, 2019 the Company borrowed $153,092 including principal and interest from Knight Capital Funding, LLC, bearing interest at 23% per annum, unsecured. The balance and accrued interest at March 31, 2019 was $113,937.

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

During the quarter ended March 31, 2019, the Company redeemed from Redstart 68,000 shares and 73,000 shares, respectively, of the Series C Preferred and retired these shares. Redstart converted all of the 78,000 Series C Preferred into common shares in 2018 and 2019. The balance of this note at March 31, 2019 was $-0- and it was $48,680 at December 31, 2018 all of which was converted into common shares during January 2019.

Note 12 – Long term debt

Holder	Date issued	Interest rate	Amount due March 31, 2019	Amount due December 31, 2019
Ascentium Capital	10-1-18	13%	$13,544	$14,285
Fredrick Donze	9-2-18	6%	5,735	6,283
Charles O’Dowd (officer)	8-9-18	6%	5,214	5,731
Total long term debt			24,494	26,298
Less Current portion			8,811	7,628
Total long-term debt			$15,663	$18,670

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

During the year ended December 31, 2018, the Company funded operations with borrowing on new convertible promissory notes and had other debentures due from 2017. This table presents the positions on the notes at March 31, 2019 and December 31, 2018.

Holder	Date of Loan	Loan amount	OID and discounts and fees	Interest rate	Conversions to shares	Conversion Dollars	Balance March 31, 2019	Balance December 31, 2018
Power Up Lending Group Ltd - Redstart	5-7-18	$78,000	$3,000	8%	6,056,000	29,320	-	$48,680
Power Up Lending Group Ltd - Redstart	7-6-18	68,000	3,000	8%	-	-	-	68,000
Power Up Lending Group Ltd - Redstart	8-24-18	73,000	3,000	8%	-	-	-	73,000

Totals and balances for 12-31-18		$219,000	$9,000				$-	$189,680

Subsequent to December 31, 2018, the Company redeemed from Redstart 68,000 shares and 73,000 shares, respectively, of the Series C Preferred and retired these shares. Redstart converted all of the 78,000 Series C Preferred shares into common shares in 2018 and 2019. The balance of this note at March 31, 2019 was $-0-.

Blackbridge converted an additional $14,575 for 12,500,000 shares on January 17, 2018 bringing the total note balance to $78,150 when sold to L2 Capital.

The initial valuation of the derivative liability on the converted common shares totaled $-0- at March 31, 2019 and $74,848 at December 31, 2018 as calculated by consultants for the Company when all notes were issued, but before any conversions.  This value includes the fair value of the shares issued according to the contracts of the holders and valued according to our common share price at the time of acquisition.

Note 14 – Convertible Debt and Derivative Liabilities on Other Notes

The Company, effective as of September 1, 2018, entered into an Equity Purchase Agreement with Oasis Capital, LLC, a Puerto Rico limited liability company (“Investor”) pursuant to which Investor agreed to purchase up to $5,000,000 of the Company’s common stock at a price equal to 85% of the market price at the time of purchase (“Put Shares”). The Company agreed to file a new registration statement to register for resale the Put Shares. The Registration Statement must be effective with the SEC before Investor is obligated to purchase any Put Shares. In addition, the Company [i] issued to Investor a one year $150,000 note (“Commitment Note”) which is convertible at 57 ½ %  of the lowest trading price for the 15 day trading period ending on the last trading date prior to the Conversion Date per share as a commitment fee for its purchase of Put Shares and [ii] delivered to Investor a Registration Rights Agreement pursuant to which the Company agreed to register all Put Shares acquired under the Equity Purchase Agreement. No transaction occurred on this matter through March 31, 2019 and no derivative was calculated on the note because it was not yet mature. The Company issued 4,444,707 common shares to Oasis and the price of the shares was classified as a prepaid expense.  This note is not recorded as a liability on the balance sheet until Oasis provides services by purchasing shares under the Registration Statement. See Note 17 below on page 18 with respect to the filing on April 26, 2019 and the effectiveness on May 7, 2019, of a Form S-1 Registration Statement filed for the Put Shares.

The Company had entered into Securities Purchase Agreement with Blackbridge Capital, LLC, a Delaware limited liability company [“SPA”], operating out of New York, New York (“Blackbridge”) whereby Blackbridge has agreed to purchase up to $5,000,000 worth of shares of the Company’s common stock.  The Company has agreed to file a Registration Statement to register such shares for sale to Blackbridge.  In addition, the Company has issued [i] a convertible promissory note to Blackbridge pursuant to the Securities Purchase Agreement equal to $150,000 as a commitment fee, that is currently charged to prepaid expenses until services are provided (the “Blackbridge Note”), [ii] and a $100,000 Convertible Note to cover the expenses to be incurred for the preparation and filing of the Registration Statement and related matters (“Expenses Note”). Blackbridge converted an additional $14,575 for 12,500,000 shares on January 17, 2018 bringing the total note balance to $78,150 as of the date the note was acquired by Oasis Capital, LLC.

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

The Company issued to Power Up Lending Group, Inc. [“Power Up”], a $68,000 Convertible Promissory Note dated February 16, 2019 [“Note”] which contains an original issue discount of $10,000.00 (OID) and expenses of $3,000.00 [“Note”]. The Note is convertible into Company common stock beginning six months after the date of the Note with an effective discount rate of approximately 20 % upon conversion. Without the OID, the effective discount rate would be 35% as set forth in the Note. The net proceeds from the Note, combined with Company working capital in the amount of $51,145, was used to redeem the February 22, 2019 acquisition above in the amount of $106,145.

The Company issued to Power Up Lending Group, Inc. a $68,000 Convertible Promissory Note dated March 13, 2019 which contains an original issue discount of $10,000.00 (OID) and expenses of $3,000.00 [“Note”]. The Note is convertible into Company common stock beginning six months after the date of the Note with a stated discount rate of 19% as set forth in the Note. Without the OID, the effective discount would have been 35%. The net proceeds from this Note were used for working capital.

The Company determined that the conversion feature embedded within the Power Up Series C Preferred shares that reached maturity in 2018 in the amount of $78,000 is a financial derivative. The Generally Accepted Accounting Principles (GAAP) required that the Company’s embedded conversion option be accounted for at fair value. The following schedule shows the change in fair value of the derivative liabilities on March 31, 2019 and December 31, 2018:

Description	March 31, 2019	December 31, 2018
Purchase price of the convertible debenture	$74,848	$78,000
Valuation reduction during the period	(74,848)	3,152
Balance of derivative liability net of discount on the notes (See Consolidated Balance sheet liabilities)	$-	$74,848

Derivative calculations and presentations on the Statement of Operations

Loss on note issuance	$-	$(36,230
Change in Derivative (Gain) Loss	(177,934)	61,251
Derivative Finance fees	-	(33,018
Gain (loss) on extinguishment of debt	(244,712)	(410,157)
Derivative valuation and expense charged to operations in 2018 (See Consolidated Statement of Operations)	$(422,646)	$(418,154)

The Company measured and utilized quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (level 3) in applying valuation technology to derivative values for March 31, 2019 and 2018 and throughout the year.

Note 15 – Stockholder’s Equity

Common Stock

During the three months ended March 31, 2019 the Company sold 4,710,000 shares of restricted common shares in Regulation S offerings to non-US investors. The total proceeds from the offering was $158,835.  Commission and expense reimbursements totaled $79,399 The Company recorded net proceeds totaling $79,545. Legal expenses for this offering and other offerings totaled $17,099 which reduces the net proceeds to the Company to $62,446.

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

During the year ended December 31, 2018 the Company issued 369,599 common restricted shares and recorded equity in the amount of $10,000 from vendors for services and issued 1,350,000 restricted common shares to management for services with a fair market value of $27,000.

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

Note 16 – Other Matters

During the three months ended March 31, 2019 the Company sold 4,710,000 shares of restricted common shares in Regulation S offerings to non-US investors. The total proceeds from the offering was $158,835.  Commission and expense reimbursements totaled $79,399 The Company recorded net proceeds totaling $79,545. Legal expenses for this offering and other offerings totaled $17,099 which reduces the net proceeds to the Company to $62,446.

During the fiscal year ended December 31, 2018 the Company sold 6,162,119 restricted common shares in Regulation S offerings to non-US investors. The total proceeds from the offering was $583,536. Commission and expense reimbursements totaled $293,720 and the legal and administrative expense of other offerings totaled $39,176.  The Company recorded net proceeds totaling $ 250,641.

Stock subscriptions executed under an earlier offering included a provision whereby ABCO agrees to pay a dividend (defined as interest) of from 6% to 12% of the total amount invested for a period of one year from receipt of the invested funds. This dividend (defined as interest) is allocated between the broker and the investor with amounts paid to the broker treated as a cost of the offering and netted against additional paid in capital and amounts paid to the investor treated as interest expense. Total amounts paid or accrued under this agreement and charged to additional paid-in capital for the years ended December 31, 2018 and 2017, amounted to $0 and $0, respectively. Total amounts paid under this agreement and charged to interest expense for the years ended December 31, 2018 and 2017, amounted to $0 and $0, respectively.  The accrued balance due on this obligation to shareholders totals $49,290 at March 31, 2019 and December 31, 2018.

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

On November 8, 2017, the Company entered into a Consulting Agreement (“CA”) with Eurasian Capital, LLC [“Consultant”] which was to provide institutional funding services and shareholder and third-party sponsorship services for a nine month term ending May 7, 2018. Consultant was to be paid a monthly retainer of $10,000 payable in ABCO restricted common stock based upon the 5 day average of the closing bid price commencing on the first day of each month during the effectiveness of the Consulting Agreement.  The CA was terminated by the Company on March 29, 2018 for non-performance by Consultant.  Consultant was issued 198,413 restricted shares for services in November 2017 which were delivered to Consultant in December 2017.  The shares for services rendered in December of 2017 [ 208,308 ] and for January 2018 [161,271] were issued in January 2018 but were not delivered until early April 2018 when a dispute with respect to the CA termination was resolved with   the execution of releases.  A dispute has arisen with respect to the number of shares due Consultant as a result of the CA termination. The parties resolved this matter by the delivery of an aggregate of 369,599 shares to Consultant in 2018 and the execution of releases.

The Company, effective as of September 1, 2018, entered into an Equity Purchase Agreement with Oasis Capital, LLC, a Puerto Rico limited liability company (“Investor”) pursuant to which Investor agreed to purchase up to $5,000,000 of the Company’s common stock at a price equal to 85% of the market price at the time of purchase (“Put Shares”). The Company agreed to file a new registration statement to register for resale the Put Shares. The Registration Statement must be effective with the SEC before Investor is obligated to purchase any Put Shares. In addition, the Company [i] issued to Investor a one year $150,000 note (“Commitment Note”) which is convertible at 57 ½ %  of the lowest trading price for the 15 day trading period ending on the last trading date prior to the Conversion Date per share as a commitment fee for its purchase of Put Shares and [ii] delivered to Investor a Registration Rights Agreement pursuant to which the Company agreed to register all Put Shares acquired under the Equity Purchase Agreement. No transaction occurred on this matter through March 31, 2019 and no derivative was calculated on the note because it was not yet mature. The Company issued 4,444,707 common shares to Oasis and the price of the shares was classified as a prepaid expense..  This note is not recorded as a liability on the balance sheet until Oasis provides services by purchasing shares under the Registration Statement. See Note 17 below on page 18 with respect to the filing on April 26, 2019 and the effectiveness on May 7, 2019, of a Form S-1 Registration Statement filed for the Put Shares.

The Company issued 1,350,000 restricted common shares to management for services with a fair market value of $27,000. during the Year Ended December 31, 2018. Of these awards, Charles O’Dowd received 45,000 shares and Wayne Marx received 50,000 shares.  The balance of 850,000 shares were awarded to consultants to the Company.

Note 17 – Subsequent Events

During the period from April 1, 2019 and the date of this report, the Company sold and will issue 30,000 restricted shares of common stock from Regulation S private placement offerings to non-US investors.  The gross proceeds were in the amount of $1,470, expenses of the offering totaled $727 and net proceeds to the Company amounted to $727.  The proceeds were used for working capital, corporate expenses, legal fees, prepaid expenses and public company expenses.

On May 7, 2019, the Registration Statement filed by the Company on April 26, 2019 with respect to 250,000,000 Put Shares to be issued under the Equity Purchase Agreement with Oasis Capital, LLC, was declared effective by the SEC. See Note 14 on page hereof.

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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW

THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO THREE MONTHS ENDED MARCH 31, 2018.

Our discussion of operating results for the Three months ended March 31, 2019 and March 31, 2018 are presented below with major category details of revenue and expense including the components of operating expenses.

Sales consist of photovoltaic products, electrical services and LED lighting products and installation during both periods for the three months ended March 31, 2019 and for the three months ended March 31, 2018.

Sales for the three months ended March 31, 2019 were $654,010 as compared to $ 522,295 for the same three months in 2018.  This is an increase of 131,715 or 25% of the 2018 sales. The Solar sales revenue in 2019 and 2018 reflected seasonal and changing market conditions in the financing of solar installations and competition from the public utilities in the Arizona markets.  When the utilities in Arizona cancelled or substantially reduced net metering, all solar companies have struggled in the residential market. ABCO has begun its focus on commercial sales in 2017 and has been able to grow every period since that decision. ABCO has worked diligently to overcome the utility changes by focusing on commercial applications and the increased interest of business and government in the LED lighting contracts.

Cost of sales was$$10,224 or 63% of revenues in 2019 and $328,378 or 63% of revenues in 2018.  Gross margins were 37% of revenue in 2019 and 37% of revenue for the three months of 2018.  During 2019 and 2018 we have been offering new products and have found our entry market prices for steel parking structures have added gross margins higher than usual because we use outside contractors for the entire projects.  Our gross profit reflects this decision.  We feel that we have made progress in entering the parking shade markets and that our gross margins will stabilize as growth lowers these margins in the future.

Total selling, general and administrative expenses were $261,061 or 40% of revenues in 2019 and $159,936 or 31% of revenues for the same period in 2018.  Net (loss) income from operations for the three-month period ended March 31, 2019 was $(17,275) as compared to the net income of $33,981 for the same three-month period ended March 31, 2018.  Our operating expenses for this period were higher by $101,125 than the comparative period in 2018. The interest expense during the period ended March 31, 2019 was higher by $70,440 than in the period ended March 31, 2018 due mostly to the increase in working capital through new merchant loans and derivatives on convertible debt.  Derivative liabilities of convertible debentures increased by $4422646 during the current period as compared to the prior year. This combination of factors decreased the loss for the period ending March 31, 2019 to $(518,835)  as compared to $(6,827) on March 31, 2018, due almost entirely by the change in derivative income and expenses.

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

STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

During the three months ended March 31, 2019 our net cash used by operating activities was $(125,474) and comparatively the net cash used by operating activities in the three months ended March 31, 2018 was $(37,584).  Net cash used by operating activities in the period ended March 31, 2019 consisted primarily of net losses from operations of $(518,835) for 2019 as compared to a loss of $6,827 for 2018.  Depreciation adjustments were of non-cash expenses were $2,655 and $1,614 for each period respectively. Derivative portion of convertible debt accounted for charges to income for future changes in value of the underlying stock in the amount of $(422,646) for the period ended March 31, 2019.  None of this expense will be realized if this debt is retired before maturity.  The Company experienced a decrease in accounts payable of $(99,299) and an increase of $55,399 for each period respectively.  This is primarily due to the Company’s ability apply cash receipts from investors and operations to pay past and current creditors during each period. Accounts receivable increased by $28,816, net of adjustments for contracts in process, during the period ended March 31, 2019 due to rapid increases in contracts at the end of the period.

Net cash used for investing activities for the periods ended March 31, 2019 and 2018 was $5,391 and $187 respectively due to receipt of principal on leases paid or terminated and equipment acquisitions.

Net cash provided by financing activities for the periods ended March 31, 2019 and 2018 was $85,344 and $65,809 respectively. Net cash provided by financing activities for 2019 and 2018 resulted primarily from the sale of common stock, loans from a financial institution and loans from a Director, Officer and affiliates. Cash provided by financing activities during the periods ended March 31, 2019 were primarily from the sale of common stock and loans from financial institutions. Any future conversions will increase the number of shares outstanding and the Stockholders Equity by the amount of the original investment. Management intends to retire some of these notes before maturity.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements have been for carrying cost of accounts receivable after completion of contracts.  The industry habitually requires the solar contractor to wait for the utility approval in order to be paid for the contracts. This process can easily exceed 90 days and sometimes requires the Company as the contractor to pay all or most of the cost of the project without assistance from suppliers. Our working capital at March 31, 2019 was $(733,566) and it was $(768,962) at December 31, 2018.  This increase of $35,396 was primarily due to losses from operations during the period ended March 31, 2019 and adjustments for possible future losses on derivative conversions.  Bank financing has not been available to the Company, but we have been able to increase our credit lines with our suppliers because of good credit.  There are no material covenants on our credit lines, normally due in 30 days, since they are standard in the industry and the balances vary on a daily basis. Most are personally guaranteed by the Officer of the Company.

The total borrowed from Directors, Affiliates and officers totaled $169,549 plus accrued interest of $78,547 as of March 31, 2019. There are no existing agreements or arrangement with any Director to provide additional funds to the Company.

During the three months period ended March 31, 2019 or the last fiscal year ended December 31, 2018 there were no transactions, or proposed transactions, which have materially affected or will materially affect the Company in which any director, executive officer or beneficial holder of more than 5% of the outstanding common, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Not Applicable to Smaller Reporting Companies.

Item 4.     Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, March 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including the Company’s Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms. Based upon that evaluation, the Chairman/CEO and the Chief Financial Officer concluded that our disclosure controls and procedures are not currently effective in timely alerting them to material information relating to the Company required to be included in the Company’s period SEC filings. The Company is attempting to expand such controls and procedures, however, due to a limited number of resources the complete segregation of duties is not currently in place.

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

Item 1A.  Risk Factors

Not Applicable.

Item 2.     Unregistered Sale of Equity Securities and Use of Proceeds

During the three months ended March 31, 2019 the Company sold 4,710,000 shares of restricted common shares in Regulation S offerings to non-US investors. The total proceeds from the offering was $158,835.  Commission and expense reimbursements totaled $79,399 The Company recorded net proceeds totaling $79,545. Legal expenses for this offering and other offerings totaled $17,099 which reduces the net proceeds to the Company to $62,446.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures.

Not Applicable.

Item 5.     Other Information

Not Applicable.

Item 6.     Exhibits

Exhibit No.	Description of Exhibit

3(i)	Articles of Incorporation, as amended (1)
3(ii)	By-Laws (1)
10(a)	Share Exchange Agreement dated July 15, 2011 (1)
10(b)	8% of $40,000 Convertible Note dated March 16, 2016 (3)
10(c)	12% $25,000 Convertible Note dated March 23, 2016 (3)
10(d)	10% $55,000 Convertible Note dated April 1, 2016 (4)
10(e)	5% $42,000 Convertible Note dated April 5, 2016 (4)
10(f)	10% $40,000 Convertible Note dated May 3, 2016 (4)
10(g)	8% $30,000 Convertible Note dated May 6, 2016 (4)
21	Subsidiaries of Registrant (1)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
31.2	Certifications of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
101 INS	XBRL, Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
1010 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Labels Linkbase Document

(1)	Previously filed with the Company’s Form 10, SEC File No. 000-55235, filed on July 1, 2014, and incorporated herein by this reference as an exhibit to this Form 10-Q.
(2)	Attached.
(3)	Previously filed with the Company’s Form 10-K, File No. 000-55235, filed with the Commission on April 11, 2016 and incorporated herein by this reference.
(4)	Previously filed with the Company’s Form 10-Q, File No. 000-55235, filed with the Commission on May 20, 2016 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

May 20, 2019

ABCO ENERGY, INC

/s/ Charles O’Dowd
Charles O’Dowd
Title: President &
Chief Executive Officer (CEO)

/s/ Charles O’Dowd
Charles O’Dowd
Chief Financial Officer (CFO)
Principal Accounting Officer (PAO)