Form 10-Q
period 2019-09-30
ABCO Energy, Inc.
filed 2019-11-19
CIK 1300938

As Filed with the Securities and Exchange Commission on November 19, 2019

File No:  000-55235

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 2019

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

As of November 19, 2019, we had 63,392,630 shares of common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.     Financial Statements

ABCO ENERGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2019

Consolidated Balance Sheets: As of September 30, 2019 (Unaudited), and as of December 31, 2018 (Audited)	4

Consolidated Statements of Operations: For the Three Months Ended September 30, 2019 and September 30, 2018 and for the Nine months ended September 30, 2019 and September 30, 2018 (Unaudited)	5

Consolidated Statement of Shareholders Equity for the Nine Months Ended September 30, 2019 and September 30, 2018 (audited)	6

Consolidated Statements of Cash Flows: For the Nine Months Ended September 30, 2019 and September 30, 2018 (Unaudited)	7

Notes to the Consolidated Financial Statements (Unaudited)	8

ABCO ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2019 Unaudited	December 31, 2018 Audited
Current Assets
Cash	$112,509	$67,707
Accounts receivable on completed projects	69,786	105,187
Costs and estimated earnings on contracts in progress	74,071	184,212
Inventory	61,870	53,950
Prepaid expenses and discounts on debt	53,147	-
Total Current Assets	$371,383	$411,056
Fixed Assets
Vehicles, office furniture & equipment – net of accumulated depreciation	30,836	36,538
Other Assets
Investment in long term leases	4,054	10,512
Security deposits	5,200	2,700
Total Other Assets	9,254	13,212
Total Assets	$411,473	$460,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$534,337	$549,611
Excess billing on contracts in progress	195,667	85,777
Convertible note payable, net	215,473	189,680
Derivative liability on convertible debentures	71,764	74,848
Notes payable – merchant loans	92,345	53,362
Note payable – non-affiliate	34,099	49,563
Notes payable – related parties	194,966	169,549
Current portion of long term debt	7,941	7,628
Total Current Liabilities	1,346,592	1,180,018

Long term debt, net of current portion	12,817	18,670
Total Liabilities	1,359,409	1,198,688

Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred stock, 100,000,000 shares authorized, $0.001 par value, and 30,000,000 shares issued and outstanding at June 30, 2019 and 30,000,000 at December 31, 2018.	30,000	30,000
Common stock 5,000,000,000 shares authorized, $0.001 value, and 63,392,630 Issued and outstanding at September 30, 2019 and 32,756,289 outstanding at December 31, 2018, respectively.	63,393	31,886
Common shares sold not issued -0- at September 30, 2019 and 870,000 at December 31, 2018	-	870
Additional paid-in capital	4,851,738	4,379,793
Accumulated deficit	(5,893,067)	(5,180,431
Total Stockholders’ Deficit	(947,936)	(737,882)
Total Liabilities and Stockholders’ Deficit	$411,473	$460,806

See accompanying notes to the unaudited consolidated financial statements.

ABCO ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Revenues	$512,988	$1,106,898	$1,626,614	$2,187,919

Cost of Sales	325,366	783,529	1,004,252	1,529,789

Gross Profit	187,622	323,369	622,362	658,130

Operating Expenses:
Payroll	90,720	77,485	304,309	221,195
Payroll taxes	12,070	16,312	46,258	53,388
Share based expense	-	112,000	-	112,000
Consulting	15,067	39,053	39,604	72,751
Corporate expense	14,962	1,541	34,055	20,604
Professional fees	21,301	30,581	96,733	83,526
Rent	8,362	8,381	26,137	27,326
Insurance	12,176	11,744	49,064	28,528
Other administrative expenses	31,848	65,480	112,212	158,138
Total operating expense	206,506	362,577	708,372	777,456

Net income (Loss) from operations	(18,884)	(39,208)	(86,010)	(119,326)

Other expenses
Interest on notes payable	(105,010)	(12,072)	(210,998)	(87,771)
Loss on note issuance derivatives				(36,230)
Change in Derivative Gain (Loss)	64,093		(113,840)	63,793
Finance Fees – derivatives	(57,075)		(57,075)	(125,384)
Gain (Loss) on extinguishment of debt			(244,712)	39,355
Total other expenses	(97,992)	(12,072)	(626,625)	(146,237)

Net (Loss) before provision for income taxes	(116,876)	(51,280)	(712,635)	(265,563)

Provision for income tax	-	-	-	-

Net (loss)	$(116,876)	$(51,280)	$(712,635)	$(265,563)

Net (loss) Per Share (Basic and Fully Diluted)	$(.01)	$.01	$(.01)	$(.01)

Weighted average number of common shares used in the calculation – Adjusted for reversal	63,392,630	21,206,139	47,639,460	16,332,316

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2019

(UNAUDITED)

STATEMENT OF SHAREHOLDERS EQUITY SEPTEMBER 30, 2018 (UNAUDITED)
	Shares	Par amount	Preferred stock	APIC	Acc. Deficit	Total stockholders' deficit

Balance as of December 31, 2017	8,106,921	8,107	15,000	3,412,919	(4,540,163)	(1,104,137)
Preferred shares issued			15,000			15,000
Shares issued under Regulation S – net of expenses	4,180,833	4,181		180,000		184,181
Shares issued to insiders	1,350,000	1,350		25,650		27,000
Shares issued for conversions	10,711,650	10,711		208,524		219,235
Shares issued for services	208,308	208		9,792		10,000
Derivative adjustments				304,871		304,871
Legal and financial Expenses				(48,632)		(48,632)
Net loss for period ended September 30, 2018					(265,563)	(265,563)

Balance as of September 30, 2018	24,557,712	24,557	30,000	4,093,124	(4,805,726)	(658,045)

STATEMENT OF SHAREHOLDER’S EQUITY FOR SEPTEMBER 30, 2019 (UNAUDITED)
	Shares	Par amount	Preferred stock	APIC	Acc. Deficit	Total stockholders' deficit

Balance as of December 31, 2018	32,756,289	32,756	30,000	4,379,793	(5,180,431)	(737,882)

Shares issued under Regulation S – Net of expenses	4,740,000	4,740		75,530		80,270
Shares issued for CNP-Preferred series C	20,451,633	20,452		28,228		48,680
Derivative liability converted				405,592		405,591
Shares issued	4,444,708	4,445		28,000		32,445
Shares issued for offering expenses	1,000,000	1,000		4,100		5,100
Expenses for legal and other				(69,505)		(69,505)
Net loss for period ended September 30, 2019					(712,635)	(712,635)

Balance as of September 30, 2019	63,392,630	63,393	30,000	4,851,738	(5,893,066)	(947,936)

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	September 30,	September 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(712,635)	$(265,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,915	8,120
Shares issued for services		112,000
Amortization of debt discount	14,662
Gain or loss on extinguishment of debt	244,712
Derivative finance fees	57,075
Change in derivative valuations	113,841
Changes in operating assets and liabilities
Inventory change	(7,921)	(68)
Billings in excess of costs	109,890	931,982
Pre-Paid Expense	(23,201)
Increase (decrease) in accounts receivable on completed projects	35,401	(160,161)
Increase (decrease) in accounts receivable on incomplete projects	110,141	(1,191,356)
Accounts payable and accrued expenses	(28,398)	208,866
Net cash used in operating activities	(78,518)	(356,180)

Cash flows from investing activities
Equipment purchased	(2,213)	(19,444)
Proceeds from investments in long term leases	6,458	571
Net cash provided by (used for) investing activities	4,245	(18,873)

Cash Flows from Financing Activities:
Proceeds from sale of common stock – net of expenses	15,867	234,406
Proceeds/(payment) of related party notes payable	25,417	(12,025)
Process from convertible notes payable	362,000	-
Payment on convertible notes payable	(136,000)	-
Payment on merchant loans	(170,517)	(92,604)
Proceeds from merchant loans	209,500	-
Proceeds/ (Payments) on debt	(46,192)	15,000
Proceeds from the sales of preferred stock – series C	-	219,000
Payments on preferred stock series C	(141,000)	-
Proceeds from loans non-affiliate	-	50,000
Net cash provided by financing activities	119,075	413777

Net increase in cash	44,802	38,724
Cash, beginning of period	67,707	5,046
Cash, end of period	$112,509	$43,770

Supplemental disclosures of cash flow information:

Cash paid for interest	$210,998	$87,771
Income taxes paid or accrued	$-	$-

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

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

The Company is in the Photo Voltaic (PV) solar systems industry, the commercial and residential air conditioning and heating business and is an electrical product and services supplier.   The Company plans to build out a network of operations in major cities in the USA to establish a national base of PV suppliers, lighting suppliers, HVAC suppliers and electrical service operations centers.  This combination of services, solar and electric, provides the Company with a solid base in the standard electrical services business and a solid base in the growth markets of solar systems industry.

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

The ABCO subsidiary, Alternative Energy Finance Corporation (AEFC), a Wyoming company provides funding for leases of photovoltaic and HVAC systems.  AEFC financed its owned leases from its own cash and now arranges financing with funds provided by other lessors.  AEFC owns one lease on a residential property that provides monthly revenue.

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

Revenue Recognition

The Company generates revenue from sales of solar products, LED lighting, installation services and leasing fees. During the last two fiscal years, the company had product sales as follows:

Sales Product and Services Description	September 30, 2019		September 30, 2018
Solar PV residential and commercial sales	$1,574,349	98%	$2,012,332	91%
Energy efficient lighting & other income	51,733	2%	174,848	8%
Interest Income	532	-%	739	1%
Total revenue	$1,626,614	100%	$2,187,919	100%

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing.  The Company incurred a net loss of $ (712,635), the net cash flow used in operations was $(78,518) and its accumulated net losses from inception through the period ended September 30, 2019 is $(5,893,067), which raises substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s development activities since inception have been financially sustained through capital contributions from shareholders.

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

Note 5 – Accounts Receivable and Work in Process

Accounts receivable as of September 30, 2019 and 2018, consists of the following:

Description	September 30, 2019	December 31, 2018
Accounts receivable on completed contracts	$69,786	$105,187
Costs and estimated earnings on contracts in progress	74,071	184,212
Total	$143,857	$289,399

Work in process consists of costs recorded and revenue earned on projects recognized on the percentage of completion method for work performed on contracts in progress at September 30, 2019 and 2018. The company records contracts for future payments based on contractual agreements entered into at the inception of construction contracts. Amounts are payable from customers based on milestones established in each contract. Amounts are billed in advance and unearned profits are netted against the billed amounts such that accounts receivable reflect current amounts due from customers on completed projects and amounts earned on projects in process are reflected in the balance sheet as costs and estimated earnings in excess of billings on contracts in progress.

Billings in excess of costs and earnings were $195,667 at September 30, 2019 and $85,777 at December 31, 2018.

Note 6 – Inventory

Inventory of construction supplies not yet charged to specific projects was $61,870 at September 30, 2019 and $53,950 as of December 31, 2018. The Company values items of inventory at the lower of cost or market and uses the first in first out method to charge costs to jobs. The Company has established a valuation reserve of 10% of the value of inventory after write downs for obsolescence.

Note 7 – Security deposits and Long Term Commitments

The Company has paid security deposits on the rented spaces it occupies for offices and warehouse which total $2,700 on September 30, 2019 and December 31, 2018.

The Company has paid a deposit of $2,500 for the purchase of a company that has signed and purchase contract. We do not anticipate the acquisition to be completed and expect a return of the deposit within a short amount of time.

On May 1, 2014, the Company rented office and warehouse space at 2100 N. Wilmot #211, Tucson, Arizona 85712.  This facility consists of 3,600 square feet.  The Company now has a one year lease with monthly rent of $2,770 which was renewed on November 1, 2019 to a term of one year.  ABCO has a forward commitment of $33,240.

Note 8 – Alternative Energy Finance Corporation (AEFC)

AEFC is a wholly owned subsidiary of ABCO Energy.  AEFC provides funding for leases of photovoltaic systems and finances its own leases from its own cash.  Long term leases recorded on the consolidated financial statements were $4,054 at September 30, 2019 and $10,512 at December 31, 2018. During the quarter ended March 31, 2019 one of the leases paid in full as the owner’s property was sold.

Note 9 – Property and equipment

The Company has acquired all its office and field work equipment with cash payments and financial institution loans. The total fixed assets consist of vehicles, office furniture, tools and various equipment items and the totals are as follows:

Asset	September 30, 2019	December 31, 2018
Equipment	$121,556	$119,343
Accumulated depreciation	(90,720)	(82,805)
Net Fixed Assets	$30,836	$36,538

Depreciation expenses for the periods ended September 30, 2019 and September 30, 2018 was $7,915 and $8,120 respectively.

Note 10 – Notes Payable Officers and Related Party Transactions

Related party notes payable as of September 30, 2019 and December 31, 2018 consists of the following:

Description	September 30, 2019	December 31, 2018
Notes payable – Director bearing interest at 12% per annum, unsecured, demand notes.	$60,000	$60,000
Note payable - Officer bearing interest at 12% per annum, unsecured, demand note	61,052	61,052
Note payable – other bearing interest at 12% per annum, unsecured, demand note.	73,914	48,497
Total	$194,966	$169,549

The first note in the amount of $60,000 provides for interest at 12% per annum and is unsecured.  This note resulted in an interest charge of $34,265 accrued and unpaid at September 30, 2019.

The second note has a current balance of $61,052 as of September 30, 2019.  The note is an unsecured demand note and bears interest at 12% per annum. This note resulted in an interest charge of $25,541 accrued and unpaid at September 30, 2019.

The third note is from a related party and has a current balance of $73,914 as of September 30, 2019.  The note is an unsecured demand note and bears interest at 12% per annum. This note resulted in an accumulated interest charge of $24,741 accrued and unpaid at September 30, 2019.

Note 11 – Short Term Notes Payable

Description	September 30, 2019	December 31, 2018
Private money loan from Perfectly Green Corporation, borrowed 1-22-18, bearing interest at 3% per annum, unsecured (3) demand note-Original balance $60,000, current balance	$34,099	$49,563
Knight Capital Funding, LLC, refinanced 8-8-19, bearing interest at 23% per annum, unsecured	92,345	-
Total	$126,444	$49,563

(1) On January 22, 2018 the Company borrowed $60,000 from Perfectly Green Corporation, a Texas corporation.  The Company repaid $25,901 prior to September 30, 2019. The note bears interest at 3% per annum and is payable upon demand after 60 days’ notice which can be requested at any time after May 31, 2018.

(2) On January 30, 2019 the Company borrowed $153,092 including principal and interest from Knight Capital Funding, LLC, [“KCF”] bearing interest at 23% per annum, unsecured.  This loan was refinanced on August 10, 2019 and replaced with a new loan of $144,900 from KCF. See Note 14 below. The balance and accrued interest at September 30, 2019 was $92,345.

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

During the quarter ended March 31, 2019, the Company redeemed from Redstart 68,000 shares and 73,000 shares, respectively, of the Series C Preferred and retired these shares. Redstart converted all of the 78,000 Series C Preferred into common shares in 2018 and 2019. The balance of this note at September 30, 2019 was $-0- and it was $48,680 at December 31, 2018 all of which was converted into common shares during January 2019.

Note 12 – Long term debt

Holder	Date issued	Interest rate	Amount due Sept 30, 2019	Amount due December 31, 2018
Ascentium Capital	10-1-18	13%	$11,985	$14,285
Fredrick Donze	9-2-18	6%	4,616	6,283
Charles O’Dowd (officer)	8-9-18	6%	4,157	5,731
Total long term debt			20,758	26,298
Less Current portion			7,941	7,628
Total long-term debt			$12,817	$18,670

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

The Company purchased an automobile from its President with a promissory note in the amount of $6,575 dated August 9, 2018 and bears interest at 6% per annum for the three year payment plan. The balance at September 30, 2019 was $4,157.

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

During the year ended December 31, 2018, the Company funded operations with borrowing on new convertible promissory notes and had other debentures due from 2017. This table presents the positions on the notes at September 30, 2019 and December 31, 2018.

Holder	Date of Loan	Loan amount	OID and discounts and fees	Interest rate	Maturity Dates	Balance September 30, 2019
Power Up Lending Group Ltd	2-16-19	$68,000	$0	8%	8-16-19	0
Power Up Lending Group Ltd	3-18-19	68,000	0	8%	9-18-19	0
Outstanding 9-30-19		9-30-19
Power Up Lending Group Ltd	5-13-19	96,300	13,300	8%	12-13-19	96,300
Power Up Lending Group Ltd	8-14-19	68,000	13,000	8%	2-14-20	68,000
Power Up Lending Group Ltd	9-11-19	68,000	13,000	8%	12-11-20	68,000
Crown Bridge Tranche 1	8-8-19	50,000	5,000	8%	8-19-20	50,000
						282,300
Less non-amortized discounts						(66,827)
Totals and balances for 9-30-19		$282,300	$44,300			$215,473

The initial valuation of the derivative liability on the Crown Bridge non-converted common shares totaled $71,764 at September 30, 2019 and the Power Up notes derivative liability was $74,848, net of discount, at December 31, 2018 as calculated by consultants for the Company when all notes were issued, but before any conversions.  This value includes the fair value of the shares that may be issued according to the contracts of the holders and valued according to our common share price at the time of acquisition.

Note 14 – Convertible Debt and Derivative Liabilities on Other Notes

The Company, effective as of September 1, 2018, entered into an Equity Purchase Agreement with Oasis Capital, LLC, a Puerto Rico limited liability company (“Investor”) pursuant to which Investor agreed to purchase up to $5,000,000 of the Company’s common stock at a price equal to 85% of the market price at the time of purchase (“Put Shares”). The Company agreed to file a new registration statement to register for resale the Put Shares. The Registration Statement must be effective with the SEC before Investor is obligated to purchase any Put Shares. In addition, the Company [i] issued to Investor a one year $150,000 note (“Commitment Note”) which is convertible at 57 ½ %  of the lowest trading price for the 15 day trading period ending on the last trading date prior to the Conversion Date per share as a commitment fee for its purchase of Put Shares and [ii] delivered to Investor a Registration Rights Agreement pursuant to which the Company agreed to register all Put Shares acquired under the Equity Purchase Agreement. No transaction occurred on this matter through March 31, 2019 and no derivative was calculated on the note because it was not yet mature. The Company issued 4,444,708 common shares to Oasis and the price of the shares was classified as a prepaid expense. In addition, Oasis acquired 1,000,000 shares of common stock and paid ABCO $5,100 in May of 2019 under the Registration Statement referred to in the next sentence. This note is not recorded as a liability on the balance sheet until Oasis provides services by purchasing shares under the Registration Statement. See Note 16 below on page 18 with respect to the filing on April 26, 2019 and the effectiveness on May 7, 2019, of a Form S-1 Registration Statement filed for the Put Shares.

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

The Company issued to Power Up Lending Group, Inc. [“Power Up”], a $68,000 Convertible Promissory Note dated February 16, 2019 [“Note”] which contains an original issue discount of $10,000.00 (OID) and expenses of $3,000.00 [“Note”]. The Note is convertible into Company common stock beginning six months after the date of the Note with an effective discount rate of approximately 20 % upon conversion. Without the OID, the effective discount rate would be 35% as set forth in the Note. The net proceeds from the Note, combined with Company working capital in the amount of $51,145, was used to redeem the February 22, 2019 acquisition above in the amount of $106,145. On August 19, 2019, the Company redeemed this note prior to it becoming convertible.

The Company issued to Power Up Lending Group, Inc. a $68,000 Convertible Promissory Note dated March 13, 2019 which contains an original issue discount of $10,000.00 (OID) and expenses of $3,000.00 [“Note”]. The Note is convertible into Company common stock beginning six months after the date of the Note with a stated discount rate of 19% as set forth in the Note. Without the OID, the effective discount would have been 35%. The net proceeds from this Note were used for working capital. On September 11, 2019 the Company redeemed this note prior to it becoming convertible.

The Company issued to Power Up Lending Group, Inc. a $96,300 Convertible Promissory Note dated May 13, 2019 which contains an original issue discount of $10,000.00 (OID) and expenses of $3,300.00 [“Note”]. The Note is convertible into Company common stock beginning six months after the date of the Note with a stated discount rate of 19% as set forth in the Note. Without the OID, the effective discount would have been 35%. The net proceeds from this Note were used for working capital.

The Company has issued to Crown Bridge Partners, LLC a Convertible Promissory Note dated August 8, 2019 which contains an original issue discount of $15,000 and expenses of $6,000 [“Note”], The note is divided into 3 tranches with the 1st being executed on August 8, 2019 and the remaining 2 tranches to be issued at Company’s discretion. The note is convertible into Company common stock beginning six months after the date of the effective date of each tranche with a stated discount rate of 36%. The net proceeds from this Note were used for working capital. A Beneficial Conversion Feature is associated with this note and prorated from August 8, 2019 to September 30, 2019 in the amount of $4,314.52. The derivative liability calculation on this note due to its immediate convertibility resulted in a charge to income of $57,075 and a liability in the amount of $71,764. Management does not intend to exercise the last two options to borrow on this note.

The Company issued to Power Up Lending Group, Inc. [“Power Up”], a $68,000 Convertible Promissory Note dated August 14, 2019 [“Note”] which contains an original issue discount of $10,000.00 (OID) and expenses of $3,000.00 [“Note”]. The Note is convertible into Company common stock beginning six months after the date of the Note with an effective discount rate of approximately 19% upon conversion. Without the OID, the effective discount rate would be 35% as set forth in the Note. The net proceeds from the Note, was used for working capital.

The Company issued to Power Up Lending Group, Inc. [“Power Up”], a $68,000 Convertible Promissory Note dated September 11, 2019 [“Note”] which contains an original issue discount of $10,000.00 (OID) and expenses of $3,000.00 [“Note”]. The Note is convertible into Company common stock beginning six months after the date of the Note with an effective discount rate of approximately 19 % upon conversion. Without the OID, the effective discount rate would be 35% as set forth in the Note. The net proceeds from the Note, was used for working capital.

The Company determined that the conversion feature embedded within the Power Up Series C Preferred shares that reached maturity in 2018 in the amount of $78,000 is a financial derivative. The Generally Accepted Accounting Principles (GAAP) required that the Company’s embedded conversion option be accounted for at fair value. The following schedule shows the change in fair value of the derivative liabilities on September 30, 2019 and December 31, 2018:

Description	September 30, 2019	December 31, 2018
Purchase price of the convertible debenture -net of discount	$74,848	$78,000
Valuation reduction during the period	(74,848)	3,152
Balance of derivative liability net of discount on the notes (See Consolidated Balance sheet liabilities)	$-	$74,848

Derivative calculations and presentations on the Statement of Operations

Loss on note issuance	$-	$(36,230)
Change in Derivative (Gain) Loss	(113,841)	61,251
Derivative Finance fees	(57,075)	(33,018)
Gain (loss) on extinguishment of debt	(244,712)	(410,157)
Derivative valuation and expense charged to operations in 2019 (See Consolidated Statement of Operations)	$(415,628)	$(418,154)

The Company measured and utilized quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (level 3) in applying valuation technology to derivative values for June 30, 2019 and 2018 and throughout the year.

Note 15 – Stockholder’s Equity

Common Stock

During the nine months ended September 30, 2019 the Company sold 4,740,000 shares of restricted common shares in Regulation S offerings to non-US investors. The total proceeds from the offering was $160,305.  Commission and expense reimbursements totaled $80,023. The Company recorded net proceeds totaling $80,272.

Legal and other professional fees charged to additional paid in capital totaled $69,504 for the nine months ended September 30, 2019.

During the fiscal year ended December 31, 2018 the Company sold 6,162,119 restricted common shares in Regulation S offerings to non-US investors. The total proceeds from the offering was $581,859.  Commission and expense reimbursements totaled $292,042.  The Company recorded net proceeds totaling $ 289,817.

Legal and other professional fees charged to additional paid in capital totaled $39,177 for the twelve months ended December 31, 2018.

In addition, debenture holders converted debt during the nine months ended September 30, 2019 into 24,896,341 shares which were issued upon conversion of $81,125 of the notes referred to in Note 14 above.

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

Note 16 – Other Matters

Stock subscriptions executed under an earlier offering included a provision whereby ABCO agrees to pay a dividend (defined as interest) of from 6% to 12% of the total amount invested for a period of one year from receipt of the invested funds. This dividend (defined as interest) is allocated between the broker and the investor with amounts paid to the broker treated as a cost of the offering and netted against additional paid in capital and amounts paid to the investor treated as interest expense. Total amounts paid or accrued under this agreement and charged to additional paid-in capital for the years ended December 31, 2018 and 2017, amounted to $0 and $0, respectively. Total amounts paid under this agreement and charged to interest expense for the years ended December 31, 2018 and 2017, amounted to $0 and $0, respectively.  The accrued balance due on this obligation to shareholders totals $49,290 at September 30, 2019 and December 31, 2018.

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

The Company issued 1,350,000 restricted common shares to management for services with a fair market value of $27,000. during the Year Ended December 31, 2018. Of these awards, Charles O’Dowd received 450,000 shares and Wayne Marx received 50,000 shares.  The balance of 850,000 shares were awarded to consultants to the Company.

Note 17 – Subsequent Events

There were no material subsequent events since the date of this report.

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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW

THREE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2018.

Our discussion of operating results for the three months ended September 30, 2019 and September 30, 2018 are presented below with major category details of revenue and expense including the components of operating expenses.

Sales consist of photovoltaic products, electrical services and LED lighting products and installation during both periods for the three months ended September 30, 2019 and for the three months ended September 30, 2018.

Sales for the three months ended September 30, 2018 were $512,988 as compared to $1,106,898 for the same three months in 2018. This is a decrease of $593,810 or 54% of the 2018 sales. The Solar sales revenue in 2019 and 2018 reflected seasonal and changing market conditions in the financing of solar installations. ABCO has increased their efforts to sell into the commercial markets and increased focus on the financial requirements of nonprofit organization’s financing requirements during the 2019 period. The results of these changes and efforts have begun to materialize and are shown in the results of operations.

Cost of sales was 64% of revenues in 2019 and 71% of revenues in 2018.  Gross margins were 36% of revenue in 2019 and 29 % of revenue for the three months of 2018.  During 2019 and 2018 we have been offering new products and have found our entry market prices for steel parking structures have added gross margins higher than usual because we use outside contractors for the entire projects.  Our gross profit reflects this decision.  We feel that we have made progress in entering the parking shade markets and that our gross margins will stabilize as growth lowers these margins in the future.

Total selling, general and administrative expenses were 40% of revenues in 2019 and 33% of revenues for the same period in 2018.  Net loss for the three-month period ended September 30, 2018 was $(116,876) as compared to the net loss $(51,280) for the same three-month period ended September 30, 2018.  Our operating expenses for this period were lower by $206,507 than the comparative period in 2018. The interest expense during the period ended June 30, 2019 were higher by $92,938 than in the period ended June 30, 2018 due mostly to the working capital provision of merchant loans and convertible debt being borrowed and funds utilized. This combination of factors increased the net loss by $(65,596) during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.  Since our year to date revenues are lower than the previous year, this resulted in lower operating expenses as a percentage of total revenue.

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

NINE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO NINE MONTHS ENDED SEPTEMBER 20, 2018.

Our discussion of operating results for the nine months ended September 30, 2019 and September 30, 2018 are presented below with major category details of revenue and expense including the components of operating expenses.

Sales consist of photovoltaic products, electrical services and LED lighting products and installation during the nine months ended September 30, 2019 and for the nine months ended September 30, 2018.

Sales for the nine months ended September 30, 2019 were $1,626,615 as compared to $2,187,919 for the same nine months in 2018.  This is a decrease of $561,304 or 26% of the 2018 sales. The Solar sales revenue in 2019 and 2018 reflected seasonal and changing market conditions in the financing of solar installations and competition from the public utilities in the Arizona markets.  ABCO has begun its focus on commercial sales in 2018 and has had success in the commercial market. ABCO has worked diligently to overcome the utility changes by focusing on commercial applications and the increased interest of business and government in the LED lighting contracts.

Cost of sales was $1,004,252 or 62% of revenues in 2019 and $1,529,789 or 70% of revenues in 2018.  Gross margins were 38% of revenue in 2019 and 30% of revenue for the nine months of 2018.  During 2019 and 2018 we have been offering new products and have found our entry market prices for steel parking structures have added gross margins higher than usual because we use outside contractors for the entire projects.  Our gross profit reflects this decision.  We feel that we have made progress in entering the parking shade markets and that our gross margins will stabilize as growth lowers these margins in the future.

Total selling, general and administrative expenses were $708,372 or 42% of revenues in 2019 and $777,456 or 36% of revenues for the same period in 2018.  Net (loss) income from operations for the nine-month period ended September 30, 2019 was $(86,010) as compared to the net loss of $(119,326) for the same nine month period ended September 30, 2018.  Our operating expenses for this period were lower by $69,084 than the comparative period in 2018. The interest expense during the period ended September 30, 2019 was higher by $123,227 than in the period ended September 30, 2018 due mostly to the increase in working capital through new merchant loans and derivatives on convertible debt.  Derivative liabilities of convertible debentures were $0 during the current period as compared to the prior year. This combination of factors increased the loss for the period ending September 30, 2019 to $(712,635) as compared to $(265,563) for the nine months ended September 30, 2018, due entirely to operating expenses and derivative expenses recorded in the nine month period totaling $415,627.

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

STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

During the nine months ended September 30, 2019 our net cash used in operating activities was $(78,518) and comparatively the net cash used by operating activities in the nine months ended September 30, 2018 was $(356,180).  Net cash used by operating activities in the period ended September 30, 2019 consisted primarily of net losses from operations and derivative valuations of $(712,635) for 2019 as compared to a loss of $(265,563) for 2018.  Depreciation adjustments were of non-cash expenses were $7,915 and $8,120 for each period respectively. Derivative portion of convertible debt accounted for charges to income for future changes in value of the underlying stock in the amount of $(113,841), $(57,075) and $(244,712) for the period ended September 30, 2019.  None of this expense will be realized if this debt is retired before maturity.  The Company experienced a decrease in accounts payable of $15,275 and an increase of $208,866 for the nine months period in 2018.  This is primarily due to the Company’s better standing with creditors and increased ability to pay debts. Cash receipts from investors and operations are being used to pay past and current creditors during each period.  Accounts receivable decrease by $145,542, net of adjustments for contracts in process, during the period ended September 30, 2019 due to contract started last year and finished rapid increases in contracts at the end of the period.

Net cash used and provided for investing activities for the periods ended September 30, 2019 and 2018 was $4,245 and $(18,873) respectively due to receipt of principal on leases paid or terminated and equipment acquisitions.

Net cash provided by financing activities for the periods ended September 30, 2019 and 2018 was $119,075 and $413,777 respectively. Net cash provided resulted primarily from the sale of common stock, loans from a financial institution and loans from a Director, Officer and affiliates. Cash provided by financing activities during the periods ended September 30, 2019 were primarily from the sale of common stock and loans from financial institutions. Any future conversions will increase the number of shares outstanding and the Stockholders Equity by the amount of the original investment. Management intends to retire some of these notes before maturity.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements have been for carrying cost of accounts receivable after completion of contracts.  The industry habitually requires the solar contractor to wait for the utility approval in order to be paid for the contracts. This process can easily exceed 90 days and sometimes requires the Company as the contractor to pay all or most of the cost of the project without assistance from suppliers. Our working capital at September 30, 2019 was $(975,210) and it was $(579,282) at December 30, 2018.  This increase of $395,926 was primarily due to losses from operations during the period ended September 30, 2019 and adjustments for possible future losses on derivative conversions.  Bank financing has not been available to the Company, but we have been able to increase our credit lines with our suppliers because of good credit.  There are no material covenants on our credit lines, normally due in 30 days, since they are standard in the industry and the balances vary on a daily basis. Most are personally guaranteed by the Officer of the Company.

The total borrowed from Directors, Affiliates and officers totaled $194,966 plus accrued interest of $84,548 as of September 30, 2019. There are no existing agreements or arrangement with any Director to provide additional funds to the Company.

During the six months period ended September 30, 2019 or the last fiscal year ended December 31, 2018 there were no transactions, or proposed transactions, which have materially affected or will materially affect the Company in which any director, executive officer or beneficial holder of more than 5% of the outstanding common, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Not Applicable to Smaller Reporting Companies.

Item 4.     Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, September 30,, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including the Company’s Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms. Based upon that evaluation, the Chairman/CEO and the Chief Financial Officer concluded that our disclosure controls and procedures are not currently effective in timely alerting them to material information relating to the Company required to be included in the Company’s period SEC filings. The Company is attempting to expand such controls and procedures, however, due to a limited number of resources the complete segregation of duties is not currently in place.

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

Item 1A.  Risk Factors

Not Applicable.

Item 2.     Unregistered Sale of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2019 the Company sold 4,740,000 shares of restricted common shares in Regulation S offerings to non-US investors. The total proceeds from the offering was $160,305.  Commission and expense reimbursements totaled $80,023. The Company recorded net proceeds totaling $80,282.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures.

Not Applicable.

Item 5.     Other Information

Not Applicable.

Item 6.     Exhibits

Exhibit No.	Description of Exhibit

3(i)	Articles of Incorporation, as amended (1)
3(ii)	By-Laws (1)
10(a)	Share Exchange Agreement dated July 15, 2011 (1)
10(b)	8% of $40,000 Convertible Note dated March 16, 2016 (3)
10(c)	12% $25,000 Convertible Note dated March 23, 2016 (3)
10(d)	10% $55,000 Convertible Note dated April 1, 2016 (4)
10(e)	5% $42,000 Convertible Note dated April 5, 2016 (4)
10(f)	10% $40,000 Convertible Note dated May 3, 2016 (4)
10(g)	8% $30,000 Convertible Note dated May 6, 2016 (4)
10(h)	Knight Capital Future Receivables Sales Agreement dated August 8,2019 (2)
21	Subsidiaries of Registrant (1)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)
31.2	Certifications of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)
101 INS	XBRL, Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	Previously filed with the Company’s Form 10 filed on July 1, 2014, and incorporated herein by this reference as an exhibit to this Form 10-Q.
(2)	Previously filed with the Company’s Form 10-Q filed with the Commission on August 19, 2019 and incorporated herein by this reference.
(3)	Previously filed with the Company’s Form 10-K filed with the Commission on April 11, 2016 and incorporated herein by this reference.
(4)	Previously filed with the Company’s Form 10-Q filed with the Commission on May 20, 2016 and incorporated herein by this reference.
(5)	Attached.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

November 19, 2019

ABCO ENERGY, INC

/s/ Michael Mildebrand
Michael Mildebrand
Title: President

/s/ Adrian Balinski
Adrian Balinski
Chief Financial Officer (CFO)
Principal Accounting Officer (PAO)