Form 10-K
period 2019-12-31
ABCO Energy, Inc.
filed 2020-08-07
CIK 1300938

As filed with the Securities and Exchange Commission on August 7, 2020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

Commission File Number 000-55235

ABCO ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada		20-1914514
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

2100 North Wilmot Tucson, Arizona	85712	(520) 777-0511
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON STOCK	ABCE	OTC PINK MARKET

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b- 2 of the Exchange Act.

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

As of August 6, 2020, the aggregate market value of common stock held by non-affiliates was approximately $ 307,419 using the closing price on that day of $0.0003.

As of August 6, 2020 there were 1,039,525,127 shares of registrant’s common stock outstanding.

PART I

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all- inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward- looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

ITEM 1. BUSINESS.

OVERALL STRATEGIC DIRECTION

The Company is in the Photo Voltaic (PV) solar systems industry, the LED and energy efficient lighting business, is a dealer for a solar powered air conditioning system (HVAC) and is an electrical product and services supplier. The Company plans to build out a network of operations, through internal growth and acquisitions, in major cities in the USA to establish a national base of PV suppliers, lighting suppliers, HVAC and electrical service operations centers. This combination of services, solar PV, solar AC Systems, lighting and electric, provides the Company with a solid base in the electrical services business and a solid base in the growth markets of solar PV industry and the LED lighting industry.

OVERVIEW

As of December 31, 2019, we operated in Tucson and Phoenix, Arizona. The Company’s plan is to expand to more locations in North America in the next year as funding becomes available. We believe that the solar and energy efficiency business functions better if the employees are local individuals working and selling in their own community. Our customers have indicated a preference for dealing with local firms and we will continue our focus on company-owned integrated product and services offices. Once a local firm is established, growth tends to come from experience, quality and name recognition. We remain committed to high quality operations.

Our audited statements for the years ended December 31, 2019 and 2018 are presented below with major category details of revenue and expense including the components of operating expenses.

DESCRIPTION OF PRODUCTS

ABCO sells and installs Solar Photovoltaic electric systems that allow the customer to produce their own power on their residence or business property. These products are installed by our crews and are purchased from both USA and offshore manufacturers. We have available and utilize many suppliers of US manufactured solar products from such companies as Mia Soleil, Canadian Solar, Boviet, Westinghouse Solar and various Korean, German and Chinese suppliers. In addition, we purchase from several local and regional distributors whose products are readily available and selected for markets and price. ABCO offers solar leasing and long term financing programs from Service Finance Corporation, Green Sky, AEFC and others that are offered to ABCO customers and other marketing and installation organizations.

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

CURRENT BUSINESS FOCUS

We have developed very good promotional material and advertising products. We have developed the key messages and promotional pieces that are relevant to our business and inexpensive to produce. We have built an informative and interactive web site that will allow people to assess their requirements and partially build and price a system, much like the automobile dealers utilize. Additional sales promotion will increase when we have secured outside financing or increased sales through direct sales efforts. Readers should review our websites at www.abcosolar.com and www.abcoac.com.

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

Most of these programs are slated for expiration at differing times in the future. The federal tax credit of 30% of installation cost will expire at the end of 2019 but will continue at reduced rates through 2024. The 2020 rate is 26%. The customers benefit from the federal and state tax credits which pass through to the owners of the solar systems. Investors often require the ownership to remain in their hands so that the tax credits can be passed through to them. This results in a lesser amount to finance and a benefit to the lessee because it lowers the lease payments. To the extent known, the curtailment or reduction of this tax credit will make a material change in our business and will very likely lower our sales prices and gross margins. Extension of the program or small reductions will probably not have a material effect on sales or gross margins because the suppliers will adjust to the new norm. We again emphasize, we cannot predict any of the future or the outcome of unknowns. State rebate mandates and state tax credits are variable by state. All of these programs provide incentives for our customers that result in reduced cost. The price of solar products has also been reduced drastically in the past few years which is helping to balance the reduction of the subsidies.

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

CUSTOMER BASE

Referrals are important in any market and time in business makes the customer base grow. No customer represented a significant percentage of the Company’s total revenue in the fiscal years ended December 31, 2019 or 2018. The company believes that the knowledge, relationships, reputation and successful track record of its management will help it to build and maintain its customer base.

EXPERIENCED MANAGEMENT

The Company believes that it has experienced management. ABCO’s president, Mike Mildebrandt, has three years of experience in the sales and installation of solar products and more than twenty years of business experience. Mr. Mildebrandt has the ability and experience to attract and hire experienced and talented individuals to help manage the company.

Mr. Wayne Marx has been a member of the ABCO Board of Directors for eight years. He also has over 40 years of self-employed business experience The Company believes that long term business experience is our most valuable management tool.

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

EMPLOYEES

The Company presently has 15 full-time employees with four (4) in management, and two (2) in sales and the balance are in various labor crew positions. The Company anticipates that it will need to hire additional employees as the business grows. In addition, the Company may expand the size of our Board of Directors in the future. Mr. Mildebrandt devotes full time (40 plus hours) to the affairs of the Company. No employees are represented by a union and there have not been any work stoppages.

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

ITEM 1A. RISK FACTORS

See below. Otherwise, not required under Regulation S-K for “smaller reporting companies.”

COVID-19 DISCLOSURE

COVID-19 is currently impacting countries, communities, businesses, and markets, as well as global financial condition and results of operations. We believe that it could have a bearing on our ability to follow through with our business plan for the next 12 months, including our ability to obtain necessary financing.

While acknowledging that the impact of COVID-19 is evolving rapidly and involves uncertainties, the SEC encourages companies to provide disclosures that allow investors to evaluate the current and expected impact of COVID-19 through the eyes of management. The SEC also encourages companies to proactively update disclosures as facts and circumstances change. To that end, we have endeavored to address, where applicable, how COVID-19 has impacted our financial conditions in the MD&A. We do not know how COVID-19 will impact future operating results and our long term financial condition. We have indicated what our overall liquidity position is now, but we cannot predict the long term outlook. COVID-19 has had a negative effect on fund raising and may have a negative effect on our ability to service our debt on a timely basis. We do not currently anticipate any material impairment including increases in allowances for bad debt, restructuring charges or other changes which could have a material impact on our financial statements. COVID-19  had a negative effect on our financial reporting systems and on our ability to file our financial statements on a timely basis. We were unable to timely file this Form 10K in part, because of the COVID-19 related issues. We have now adjusted to this situation and expect to be timely with our financial reporting. We do not expect to experience any significant challenges to implementing our business continuity plans nor do we expect COVID-19 to materially affect the demand for our services nor do we see any material change in the relationship between cost and services.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company has paid security deposits on the three rented spaces it occupies for offices and warehouse which total $2,700 on December 31, 2019 and 2018.

There is no lease on the Williams, Arizona property because this office is located in the office of a Director and no lease has been established.

On May 1, 2014, the Company rented office and warehouse space consisting of 3,600 square feet at 2100 N. Wilmot #211, Tucson, Arizona on a one year lease at $2,770 per month. A third lease extension for twelve months was signed on November 1, 2019, and this lease has a forward commitment of $27,700 as of December 31, 2019. Additional space is available in the current locations if needed. The Company considers these facilities adequate for current operations level and for substantial growth in the future.

On December 31, 2019 the company purchased a building at 2505 N Alvernon consisting of 4,800 SF building and approximately ½ acre of land. The property was finance by a $25,000 loan from Green Capital (GCSG) and a mortgage from the seller for the balance. The purchase price was $325,000 allocated between Building $125,000 and Land $200,000.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

A VERY LIMITED MARKET FOR OUR SHARES

Effective December 23, 2018, our shares were listed on the OTC Market under the symbol ABCED after giving effect to a 1 for 20 reverse stock split which became effective that date. On December 31, 2019, the shares were de-listed from OTCQB to the OTC Pink market for failure to meet the pricing requirements of OTCQB. At December 31, 2019, there were approximately 1,000 record holders of Company shares according to recent NOBO lists.

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

Even if our shares are quoted on the OTC Bulletin Board®, a purchaser of our shares may not be able to resell the shares. Broker- dealers may be discouraged from effecting transactions in our shares because they will be considered penny stocks and will be subject to the penny stock rules. Upon becoming a reporting company, Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on FINRA brokers-dealers who make a market in a “penny stock.” A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market, assuming one develops.

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

During the fiscal year ended December 31, 2019 the Company sold 4,740,000 shares of restricted common shares in Regulation S offerings to non-US investors. The total proceeds from the offering was $160,305. Commission and expense reimbursements totaled $80,049. The Company recorded net proceeds totaling $80,256.

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

MARKET INFORMATION HOLDERS

As of June 30, 2020, we had approximately 1,000 shareholders of record of our common stock. The number of record holders was determined from the records of our transfer agent and from other sources including NOBO listing of beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is VStock Transfer LLC, 18 Lafayette Place, Woodmere, New York, 17598.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations include several forward-looking statements that reflect management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and the management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward- looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

RESULTS OF OPERATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2019 AND 2018

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes. This discussion and analysis contain certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for fiscal 2019, cash requirements, and our expected operating office openings. Only statements which are not historical facts are forward-looking and speak only as of the date on which they are made. Information included in this discussion and analysis includes commentary on company-owned offices and sales volumes. Management believes such sales information is an important measure of our performance and is useful in assessing consumer acceptance of the ABCO Energy Business Model and the overall health of the Company. All our financial information is reported in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Such financial information should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP.

OVERVIEW

As of December 31, 2019, we operated in Tucson and Phoenix, Arizona. The Company’s plan is to expand to more locations in North America in the next year. We believe that the solar and energy efficiency business functions better if the employees are local individuals working and selling in their own community. Our customers have indicated a preference for dealing with local firms and we will continue our focus on company-owned integrated product and services offices. Once a local firm is established, growth tends to come from experience, quality and name recognition. This will result in larger contracting jobs, statewide expansion and growth in revenue. We remain committed to high quality operations.

Our operating results for the years ended December 31, 2019 and 2018 are presented below with major category details of revenue and expense including the components of operating expenses. Footnotes to the financial statements discloses the related party transactions of Officer, Directors and other related parties.

FISCAL YEAR ENDED DECEMBER 31, 2019 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2018

Sales decreased to $2,352,167 in 2019, a decrease of $515,275 or 19% under 2018 sales of $2,867,442. Lack of funds and available staff has reduced our ability to a higher increase in sales but the status of the solar market political scene in Arizona has been harmful to the industry. Our experience has shown us that there is going to be such pressure on our market, and we are changing to prevent the decreases in sales in the future. We have added new products and new sales personnel and intend to find merger and acquisition funding and acquisition or merger candidates during the current year. There is no assurance that ABCO will be able to accomplish these goals in the coming year.

Cost of sales decreased by $338,986, or 20% to $1,701,353 in 2019 from $2,040,339 in 2018 due primarily to the decrease in sales. The Company also changed its focus from residential installs to a commercial focus in order to meet changes in the market. Gross margin as a percentage of total sales was even at 29% in 2019 from 29% in 2018, primarily due to higher margins associated with commercial jobs and better management of costs on the larger commercial jobs in 2019. We hope to bid these contracts more favorably in the future to prevent negative cost of sales numbers. We hope that more efficient production and a sales mix shift to the higher profit commercial market emphasis will improve these numbers.

General and administrative expenses increased by $96,538 to $1,113,398 in 2019 from $1,016,859 in 2018 due primarily to increases in professional fees from the write off of the Oasis note and less the reduction of administration staff.  In order to control operating expenses and to closely administering public company expenses in 2019, we reduced our staff. The 19% decrease in sales revenue is the main reason administrative expenses needed to decrease in 2019.

Net loss from operations decreased by $740,789 to $(1,381,077) for the year ended December 31, 2019 as compared to a loss from operations of $(640,268) for the year ended December 31, 2018. This increase is attributable to expenses from financing and professional fees charges from Oasis Capital. We had similar profit margins in 2019 as in 2018 due to the emphasis on commercial projects.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements have been for carrying cost of accounts receivable and inventory during and after completion of contracts. This process can easily exceed 90 days and requires the contractor to pay all or most of the cost of the project without assistance from suppliers. Our working capital at December 31, 2019 was $(1,558,101) and it was $(768,960) at December 31, 2018. This decrease of $789,141 was primarily funded by our private equity offerings. Bank financing has not been available to the Company.

ABCO Energy has increased its loan obligations or long term debt in 2019. Our long-term debt net of current portion totaled $300,000 at December 31, 2019 and $18,670 at December 31, 2018 due mainly to the purchase of land and buildings at December 31, 2019 which was financed by a $300,000 loan from the seller. The Company owed Officers and Directors $248,558 and $169,549 respectively on demand notes, an increase of $79,009 as a loan from an affiliated individual.

STATEMENTS OF CASH FLOWS

During the years ended December 31, 2019 and 2018 our net cash used in operating activities was $(664,840) and $(347,325) respectively. Net cash provided by operating activities in the period ended December 31, 2019 and 2018 consisted primarily of net loss from operations adjusted for non-cash expenses and a decrease in accounts payable and accrued expenses and mainly the changes in the results of operations. Derivative charges to operations totaled $612,137 and substantial interest charges for the period to reflect the convertible debt effect on shareholding.

Net cash provided by (used in) investing activities for the years ended December 31, 2019 and 2018 was $(24,737) and $(10,864) respectively. This is primarily due to the acquisition of a new building and land. Net cash provided by financing activities for the years ended December 31, 2019 and 2018 was $649,652 and $420,850 respectively. Net cash provided by financing activities for 2019 and 2018, resulted primarily from the issuance of common stock and the conversion of convertible debt into common stock.

Since our inception on August 8, 2008 through December 31, 2019 we have incurred net losses of $(6,561,508), including the effects of derivatives on convertible debt totaling $2,038,379. Our cash and cash equivalent balances were $12,620 and $67,707 as of December 31, 2019 and 2018 respectively. At December 31, 2019, we had total liabilities of $2,234,383 as opposed to $1,198,688 at December 31, 2018, an increase of $1,035,695. Most of the increase occurred because of the use of a third party customer equipment finance company, the mortgage on the real estate and an increase in aggregate borrowing amount and derivative charges from finance firms, which do not have to be paid with cash.

We plan to satisfy our future cash requirements – primarily the working capital required for the marketing of our products and services by additional financing and more operations income. This will likely be in the form of future debt or equity financing. Based on our current operating plan, we have sufficient working capital to sustain operations for the short term if we do not expand our business. We will not however, be able to reach our goals and projections for multistate expansion without a cash infusion. We expect that our revenue will increase at a steady pace and that this volume of business will result in profitable operations in the future.

OFF BALANCE SHEET TRANSACTIONS

The Company has no off balance sheet transactions during the years ended December 31, 2019 and 2018.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8. FINANCIAL STATEMENTS.

ABCO ENERGY, INC.

TABLE OF CONTENTS FOR CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ABCO Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ABCO Energy, Inc. (“the Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the two years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years ended December 31, 2019 and 2018, respectively, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a loss from operations and an accumulated deficit. It also intends to fund operations through future financing, of which no assurance can be given that the Company will be successful in raising such capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Slack & Company CPAs LLC

We have served as the Company’s auditor since 2020	Dated: August 6, 2020

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

/s/ KSP Group
Los Angeles, CA
April 15, 2019

ABCO ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2019, and 2018

	December 31 2019	December 31 2018
ASSETS
Current Assets
Cash	$12,620	$67,707
Accounts receivable on completed projects	30,408	105,187
Costs and estimated earnings on contracts in progress	243,693	184,212
Amortizable original issue discount	89,561	-
Inventory	-	53,950
Total Current Assets	$376,282	$411,056
Fixed Assets
Fixed assets – net of accumulated depreciation	354,938	36,538
Other Assets
Investment in long term leases	4,136	10,512
Security deposits	5,200	2,700
Total Other Assets	9,336	13,212
Total Assets	$740,556	$460,806
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$583,700	$549,611
Short term notes payable	436,267	102,925
Excess billing on contracts in progress	76,052	85,777
Derivative liability on convertible debentures	97,974	74,848
Notes payable from officers	248,558	169,549
Convertible debentures – net of discount	472,971	189,680
Current portion of long term debt	18,860	7,628
Total Current Liabilities	1,934,382	1,180,018

Long term debt, net of current portion	300,000	18,670

Total Liabilities	2,234,382	1,198,688
Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred stock, 100,000,000 shares authorized, $0.001 par value, and 30,000,000 shares issued and outstanding at December 31, 2019 and at December 31, 2018	30,000	30,000
Common stock, 5,000,000,000 shares authorized, $0.001 par value, 150,590,887 and 31,886,289, issued and outstanding at December 31, 2019 and December 31, 2018, respectively	150,591	31,886
Common shares sold not issued – 870,000 at December 31, 2018	-	870
Additional paid-in capital	4,887,091	4,379,793
Accumulated deficit	(6,561,508)	(5,180,431)
Total Stockholders’ Deficit	(1,493,826)	(737,882)
Total Liabilities and Stockholders’ Deficit	$740,556	$460,806

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

	December 31, 2019	December 31, 2018
Revenues, net	$2,352,167	$2,867,442
Cost of Sales	1,701,353	2,040,339
Gross Profit	650,814	827,103

Operating Expenses:
Payroll	321,497	325,567
Payroll Taxes	62,820	78,162
Consulting expense	48,459	93,728
Insurance	62,193	41,722
Professional fees	264,649	101,598
Rent	34,724	35,936
Other selling and administrative expense	319,056	340,146
Total operating expense	1,113,398	1,016,859

Net (Loss) from operations	(462,584)	(189,756)

Other expenses:
Interest expense, net	(306,356)	(71,712)
Loss on note issuance	-	(36,231)
Change in derivative liability (Gain) Loss	(48,453)	61,251
Finance Fees – derivatives	(318,972)	(33,018)
(Loss) on extinguishment of debt	(244,712)	(370,802)
Total other expenses	(918,493)	(450,512)

Net (Loss) before provision for income taxes	(1,381,077)	(640,268)

Provision for income tax	-	-

Net (loss)	$(1,381,077)	$(640,268)

Net (loss) Per Share (Basic and Fully Diluted)	$(0.01)	$(0.01)

Weighted average number of common shares used in the calculation	91,673,588	20,431,605

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Common Stock
	Shares	Amount $0.001 Par	Preferred Stock	Additional Paid in Capital	Shares to be issued	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2017	6,248,507	$6,248	$15,000	$3,158,541	256,237	$(4,540,163)	$(1,104,137)
Preferred stock issued to management			15,000				15,000
Common shares issued under private placement offering - net of expenses	7,150,532	7,150		538,034	(256,237)		288,947
Common shares to be issued under private placement offering - net of expenses	870,000	870					870
Common shares issued for conversion of convertible debenture notes - net of expenses	16,767,650	16,768		687,115			703,883
Shares issued for services	369,599	370		9,630			10,000
Shares issued under ABCO management compensation	1,350,000	1,350		25,650			27,000
Legal and promotion expense				(39,176)			(39,176)
Net (loss) for the year						(640,268)	(640,268)
Balance at December 31, 2018	32,756,288	$32,756	$30,000	$4,379,793	-	$(5,180,431)	$(737,882)
Common shares issued under private placement offering - net of expenses	4,740,000	4,740		75,516			80,256
Common shares issued for conversion of convertible debenture notes - net of expenses	113,094,599	113,095		30,132			143,227
Reclass derivative liability from conversion				401,650			401,650
Net (loss) for the year						(1,381,077)	(1,381,077)
Balance at December 31, 2019	150,590,887	$150,591	$30,000	$4,887,091	-	$(6,561,508)	$(1,493,826)

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

	December 31	December 31
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(1,381,077)	$(640,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,213	18,610
Amortization of debt discount on convertible debt	-	2,311
Shares issued to officers and consultants	-	52,000
Inventory write down	53,950	(8,824)
Loss on note issuance	-	36,231
Change in derivative liability (Gain) Loss	48,453	(61,251)
Finance fees on derivatives	318,972	33,018
Gain (loss) on extinguishment of debt	244,712	370,802
Changes in operating assets and liabilities:
Changes in Accounts receivable	74,779	(58,202)
Change in accounts receivable on incomplete contracts	(59,207)	(184,212)
Billings in excess of costs on incomplete projects	(9,725)	1,964
Accounts payable and accrued expenses	34,090	90,496
Net cash used in operating activities	(664,840)	(347,325)

Cash Flows used in Investing Activities:
Cash paid for land and building	(26,400)
Purchase of equipment	(2,213)	(11,633)
Proceeds from investments in long term leases	6,376	769
Increase in lease deposits	(2,500)	-
Net cash used in investing activities	(24,737)	(10,864)

Cash Flows from Financing Activities:
Proceeds from sale of common stock net of expenses	240,368	250,641
Proceeds from convertible debenture	290,300	219,000
Payments of and conversions of convertible debentures	(94,757)	-
Proceeds from merchant loans	260,342	60,000
Payments on merchant loans	(151,043)	-
Proceeds (Payments) on related party notes payable	79,009	(18,277)
Increase in loans from material lenders	239,852	-
Change in derivative liability	(202,541)	-
Proceeds (Payment) on long term debt	(11,232)	(150,514)
Proceeds (Payment) from loans from non-affiliate	(15,808)	60,000
Net cash provided by financing activities	634,490	420,850
Net increase (decrease) in cash	(55,087)	62,661
Cash, beginning of period	67,707	5,046
Cash, end of period	$12,620	$67,707

Supplemental disclosures of cash flow information:

Cash paid for interest	$151,965	$117,332
Income taxes paid or accrued	$-	$-

Supplemental Disclosure of Non cash investing and financing activities:

Shares issued or to be issued for services	-	52,000
Proceeds from mortgage on land and buildings	300,000
Convertible loans for prepaid expenses resulting in non-cash proceeds – Oasis notes	276,509
Changes in derivative liabilities charged to operations and cash flow from operations - net	612,137

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

Note 1 – Overview and Description of the Company

ABCO Energy, Inc. was organized on July 29, 2004 and operated until July 1, 2011 as Energy Conservation Technologies, Inc. (ENYC). On July 1, 2011 ENYC entered into a share exchange agreement (SEA) with ABCO Energy, Inc. (“ABCO” or “Company”) and acquired all the assets of ABCO. ENYC changed its name to ABCO Energy, Inc. on October 31, 2011. As a result of the SEA, the outstanding shares of ENYC as of June 30, 2011 were restated in a one for twenty three (1 for 23) reverse stock split prior to the exchange to approximately 9% of the post-exchange outstanding common shares of the Company.

On January 13, 2017, the Board of Directors of the Company approved a reverse stock split of its common stock, at a ratio of 1-for- 10 (the “Reverse Stock Split”). The Reverse Stock Split became effective with FINRA (the Financial Industry Regulatory Authority) and in the marketplace on January 13, 2017 (the “Effective Date”), whereupon the shares of common stock began trading on a split adjusted basis. As a result of the Reverse Stock Split the number of authorized shares of common stock was reduced to 50,000,000 from 500,000,000 shares. The Company held a Special Meeting of Stockholders in May 2017 which authorized an amendment to the Articles of Incorporation to increase the authorized common share capital to 2,000,000,000 common shares and 100,000,000 preferred shares. Thereafter, on September 27, 2017, by written consent the holders of a majority of the outstanding shares voted to authorize an additional amendment to increase the authorized common shares to 2,000,000,000 shares.

On December 23, 2018 the Board of Directors of the Company approved a reverse stock split of its common stock, at a ratio of 1- for-20 (the “Reverse Stock Split”). The Reverse Stock Split became effective with FINRA (the Financial Industry Regulatory Authority) and in the marketplace on December 23, 2018 (the “Effective Date”), whereupon the shares of common stock began trading on a split adjusted basis.

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

DESCRIPTION OF PRODUCTS

ABCO sells and installs Solar Photovoltaic electric systems that allow the customer to produce their own power on their residence or business property. These products are installed by our crews and are purchased from both USA and offshore manufacturers. We have available and utilize many suppliers of US manufactured solar products from such companies as Mia Soleil, Canadian Solar, Boviet, Westinghouse Solar and various Korean, German and Chinese suppliers. In addition, we purchase from several local and regional distributors whose products are readily available and selected for markets and price. ABCO offers solar leasing and long term financing programs from Service Finance Corporation, Green Sky, AEFC and others that are offered to ABCO customers and other marketing and installation organizations.

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

ABCO has two subsidiaries, Alternative Energy Finance Corporation, (AEFC) a Wyoming Company provides funding for leases of photovoltaic systems. AEFC financed its owned leases from its own cash and now arranges financing with funds provided by other lessors. ABCO Air Conditioning and Services, Inc., an Arizona Corporation, sells residential and commercial air conditioning equipment and services in Arizona. In addition, AEFC has two subsidiaries, Alternative Energy Solar Fund, LLC, and Arizona limited liability company that was formed to invest in solar projects and Alternative Energy Finance Corporation, LLC, an Arizona limited liability company formed so AEFC could do business in Arizona.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

Note 2 – Summary of significant accounting policies

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or “GAAP.” The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Intercompany transactions and balances have been eliminated. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following to be critical accounting policies whose application have a material impact on our reported results of operations, and which involve a higher degree of complexity, as they require us to make judgments and estimates about matters that are inherently uncertain.

Cash and Cash Equivalents

There are only cash accounts included in our cash equivalents in these statements. For purposes of the statement of cash flows, the Company considers all short-term securities with a maturity of three months or less to be cash equivalents. There are no short term cash equivalents reported in these financial statements.

Fixed Assets

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

Revenue Recognition

The Company generates revenue from sales of solar products, LED lighting, installation services and leasing fees. During the last two fiscal years, the company had product sales as follows:

Sales Product and Services Description	2019		2018
Solar PV residential and commercial sales	2,252,794	96%	$2,574,640	90%
Energy efficient lighting & other income	98,759	3%	291,824	9%
Interest Income	614	1%	978	1%
Total revenue	2,352,167	100%	$2,867,442	100%

Revenue Recognition

Effective January 1, 2018, we have adopted “Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606 – Revenue from Contracts with Customers related to revenue recognition. Under the standard, revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services using a five-step model to achieve that principle. In addition, the standard requires disclosures to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We have elected to adopt the modified retrospective method for transitioning this accounting standard which requires that the cumulative effect of applying the revenue standard to existing contracts be recorded as an adjustment to retained earnings. Based on our review of contracts that were not substantially completed on December 31, 2017, there was no impact to the opening retained earnings balance.

Deferred Revenue

When we receive consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, we record deferred revenue, which represents a contract liability. We recognize deferred revenue as net sales after we have satisfied our performance obligations to the customer and all revenue recognition criteria are met.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

Revenue Recognition – Installation of photovoltaic modules (“PV”) solar systems

We use standard contract templates to initiate sales with customers and determined that each project started during the year ended December 31, 2018 contains one performance obligation. Although the contract states multiple services which are capable of being distinct, they are considered a single integrated output to the customer which is customized for each customer. As such all the services promised within a contract are considered one performance obligation. We recognize revenue for installation of PV solar systems over time following the transfer of control to the customer which typically occurs as the PV solar system is being installed. If control transfers over time, revenue is recognized based on the extent of progress towards the completion of the performance obligation. The method utilized by us to measure the progress towards completion requires judgment and is based on the products and services provided. We utilize the input method to measure the progress of our contracts because it best depicts the transfer of assets to the customer which incurs as materials are consumed by the project. The input method measures the progress towards completion based on the ratio of costs incurred to date (“actual cost”) to the total estimated costs (“budget”) at completion of performance obligation. Revenue, including estimated fees, are recorded proportionally as costs are incurred. Costs to fulfill include materials, labor and/or subcontractors’ costs, and other direct costs. Indirect costs and costs to procure the panels, inverters, and other system miscellaneous costs needed to satisfy the performance obligation are excluded since the customer does not gain control of those items until delivered to the site. Including the costs of those items would overstate the extent of our performance.

Each project’s transaction price is included within the contract and although there is only one performance obligation, changes to the contract price could take place after fulfillment of the performance obligation. We have considered financing components on projects started during the year ended December 31, 2018 and elected the use of a practical expedient where an entity need not adjust the promised amount of consideration for the effects of a significant financing component if the entity expects, at contract inception, that the period between when the entity transfers a promised service to the customer and when the customer pays for that good or service will be one year or less. All receivables from projects are expected to be received within one year from project completion and there were no adjustments to the contract values.

Under ASC 606, we are required to recognize as an asset the incremental costs of obtaining a contract with a customer if those costs are expected to be recovered. We incur sales commissions that otherwise would not have been incurred if the contract had not been obtained. These costs are recoverable; however, we have elected the use of a practical expedient to expense these costs as incurred as the amortization period of the asset would be less than one year.

Revenue Recognition – Operations & Maintenance

We generally recognize revenue for standard, recurring commercial operations and maintenance services over time as customers receive and consume the benefits of such services, which typically include corrective maintenance, data hosting or energy/deck monitoring services for a period. These services are treated as stand-ready performance obligations and are satisfied evenly over the length of the agreement, so we have elected a time-based method to measure progress and recorded revenue using a straight-line method.

Revenue Recognition – Service & Warranty

Warranties for workmanship and roof penetration are included within each contract. These warranties cannot be purchased separately from the related services, are intended to safeguard the customer against workmanship defects and does not provide any incremental service to the customer. It is necessary for us to perform the specified tasks to provide assurance that the final product complies with agreed-upon specifications and likely do not give rise to a separate performance obligation. We will continue to account for any related warranties in accordance with ASC 460-10 and record an accrual for potential warranty costs at the completion of a project. Any services provided to a customer outside of warranties such as system inspections are recognized upon completion of the service. ABCO billed the manufacturers for warranty work in the amount of $2,725 in 2019 and $1,650 in 2018.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate anticipated losses based on the expected collectability of all of our accounts receivable, which takes into account collection history, the number of days past due, identification of specific customer exposure and current economic trends. When we determine a balance is uncollectible and no longer actively pursue collection of the account, it is written off.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

Accounts Receivable on completed contracts

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

Inventory

The Company records inventory of construction supplies at cost using the first in first out method. After review of the inventory on an annual basis, the Company discounts all obsolete items to net realizable value to account for obsolescence. As of December 31, 2019, all inventory was written off.

Income Taxes

The Company recognizes income taxes under the asset and liability method. Deferred income taxes are recognized based on temporary differences between financial reporting and income tax basis of assets and liabilities, using current enacted income tax rates and regulations. These differences will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively. Considerable judgment is required in determining when these events may occur and whether recovery of an asset is more likely than not. RGS has significant net operating loss carry-forwards and evaluates at the end of each reporting period whether it expects it is more likely than not that the deferred tax assets will be fully recoverable and provides a tax valuation allowance as necessary. A valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized. In determining the appropriate valuation allowance, the Company considered projected realization of tax benefits based on expected levels of future taxable income, available tax planning strategies, and its overall deferred tax position. To identify any uncertain tax positions, the Company reviews (1) the decision to exclude from the tax return certain income or transactions; (2) the assertion that a particular equity restructuring (e.g., a spin-off transaction) is tax-free when that position might actually be uncertain, and; (3) the decision not to file a tax return in a particular jurisdiction for which such a return might be required in tax years that are still subject to assessment or challenge under relevant tax statutes. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

The Company has net operating loss carryforwards as of December 31, 2019 totaling approximately $4,414,891 net of accrued derivative liabilities and stock-based compensation, which are assumed to be non-tax events. A deferred 21% tax benefit of approximately $927,127 has been offset by a valuation allowance of the same amount as its realization is not assured. The full realization of the tax benefit associated with the carry-forward depends predominately upon the Company’s ability to generate taxable income during future periods, which is not assured.

The Company files in the US only and is not subject to taxation in any foreign country. There are three open years for which the Internal Revenue Service can examine our tax returns so 2016, 2017 and 2018 are still open years and 2019 will replace 2016 when the tax return is filed.

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

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses, approximate their fair values because of the current nature of these instruments. Debt approximates fair value based on interest rates available for similar financial arrangements. Derivative liabilities which have been bifurcated from host convertible debt agreements are presented at fair value. See note 13 for complete derivative and convertible debt disclosure.

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

Effects of Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued accounting pronouncements and have determined the following have an affect on our financial statements:

Stock-Based Compensation

The Company accounts for employee and non-employee stock awards under ASC 505 and ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. For employees, the Company recognizes compensation expense for share-based awards based on the estimated fair value of the award on the date of grant and the probable attainment of a specified performance condition or over a service period.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

Per Share Computations

Basic net earnings per share are computed using the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and the dilutive potential common shares outstanding during the period. All shares were considered anti-dilutive at December 31, 2019. Potentially dilutive share issues are: 1) all unissued common shares sold, 2) all convertible debentures have a possibility of a large number of shares being issued and would result in a larger number of shares issued if the price remains low, 3) the preferred stock of the company held by insiders is convertible into common shares and the preferred stock is voted on a 20 to 1 basis, 4) all options issued. All of the above are potential dilutive items.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. The Company incurred a net loss of $(1,381,077), the net cash flow used in operations was $(664,840) and its accumulated net losses from inception through the period ended December 31, 2019 is $(6,561,508), which raises substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s development activities since inception have been financially sustained through capital contributions from shareholders.

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

Note 4 – Accounts Receivable

Accounts receivable as of December 31, 2019 and 2018, consists of the following:

Description	2019	2018
Accounts receivable on completed contracts	$30,408	$105,187
Costs and estimated earnings on contracts in progress	243,626	184,212
Total	$274,034	$289,399

Costs and Estimated Earnings on projects are recognized on the percentage of completion method for work performed on contracts in progress at December 31, 2019 and 2018.

The Company records contracts for future payments based on contractual agreements entered into at the inception of construction contracts. Amounts are payable from customers based on milestones established in each contract. Larger contracts are billed and recorded in advance and unearned profits are netted against the billed amounts such that accounts receivable reflect current amounts due from customers on completed projects and amounts earned on projects in process are reflected in the balance sheet as costs and estimated earnings in excess of billings on contracts in progress.

Excess billings on contracts in process are recorded as liabilities and were $76,052 at December 31, 2019 and $85,777 at December 31, 2018.

Note 5 – Inventory

Inventory of construction supplies not yet charged to specific projects was $0 and $53,950 as of December 31, 2019 and 2018, respectively. The Company values items of inventory at the lower of cost or net realizable value and uses the first in first out method to charge costs to jobs. The Company wrote off all of its inventory during 2019.  We have reserved obsolescence expenses of $0 and $5,595 during 2019 and 2018 respectively.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

Note 6 – Security deposits and Long Term Commitments

The Company has paid security deposits on the rented spaces it occupies for offices and warehouse which total $2,700 on December 31, 2019 and 2018. The Company also made a deposit in the amount of $2,500 on a business purchase that was abandoned and this the deposit was refunded during 2020.

On May 1, 2014, the Company rented office and warehouse space at 2100 N. Wilmot #211, Tucson, Arizona 85712. This facility consists of 3,600 square feet. The Company now has a one year lease with monthly rent of $2,841 which was renewed on November 1, 2019 to a term of one year. ABCO has a forward commitment of $31,251 for the next eleven months.

Note 7 – Investment in long term leases

Long term leases recorded on the consolidated financial statements were $4,136 and $10,512 at December 31, 2019 and December 31, 2018 respectively. During the year ended December 31, 2019 one of the leases owned by AEFC was paid in full by the customer and the Company recorded net proceeds of $6,376.

Note 8 – Fixed Assets

The Company has acquired all its office and field work equipment with cash payments and financial institution loans. The total fixed assets consist of land and building, vehicles, office furniture, tools and various equipment items and the totals are as follows:

	December 31,	December 31,
Asset	2019	2018
Land and Building	$326,400	$-
Equipment	121,556	119,343
Accumulated depreciation	(93,018)	(82,805)
Fixed Assets, net of accumulated depreciation	$354,938	$36,538

Depreciation expenses for the years ended December 31, 2019 and 2018 was $10,213 and $18,610 respectively.

On December 31, 2019 the Company purchased a building at 2505 N Alvernon consisting of 4,800 SF building and approximately ½ acre of land. The property was finance by a $25,000 loan from Green Capital (GCSG) and a mortgage from the seller for the balance. The purchase price was $325,000 plus closing costs of $1,400.

Note 9 – Notes Payable from Officers and Related Party Transactions

Related party notes payable as of December 31, 2019 and December 31, 2018 consists of the following:

Description	December 31, 2019	December 31, 2018
Notes payable – Director bearing interest at 12% per annum, unsecured, demand notes.	$60,000	$60,000
Note payable - Officer bearing interest at 12% per annum, unsecured, demand note	61,052	61,052
Note payable – other bearing interest at 12% per annum, unsecured, demand note.	127,506	48,497
Total	$248,558	$169,549

The first note in the amount of $60,000 provides for interest at 12% per annum and is unsecured. This note resulted in an interest charge of $36,061 accrued and unpaid at December 31, 2019.

The second note has a current balance of $61,052 as of December 31, 2019. The note is an unsecured demand note and bears interest at 12% per annum. This note resulted in an interest charge of $27,368 accrued and unpaid at December 31, 2019.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

The third note is from a related party and has a current balance of $127,506 as of December 31, 2019. The note is an unsecured demand note and bears interest at 12% per annum. This note resulted in an accumulated interest charge of $28,556 accrued and unpaid at December 31, 2019.

The combined total funds due to Officers and related parties totaled $340,543 with principle and interest at December 31, 2019.

Note 10 – Short Term Notes Payable

Description	December 31, 2019	December 31, 2018
Bill’d Exchange, LLC, an equipment capital lender, initial financing August 2, 2019, finances equipment for commercial contracted customers in varying amounts	$239,852	$-
Merchant loan – Knight Capital Funding, LLC	61,747	-
Merchant loan – Pearl lending	65,664	-
Merchant loan – Green Capital	35,250	-
Private money loan from Perfectly Green Corporation, borrowed January 22, 2018, bearing interest at 3% per annum, unsecured (3) demand note-Original balance $60,000, current balance	33,754	49,563
Merchant note payable to Powerup Lending Group, LLC, borrowed December 5, 2018, bearing interest at 26% per annum, unsecured.	-	53,362
Total	$436,267	$102,925

Bill’d Exchange, LLC, a customer equipment capital lender, made their initial financing on August 2, 2019. They finance equipment for commercial contracted customers in varying amounts. These loans bear interest at varying rates and are paid weekly for the amount of interest due on the account at each date. Each loan is secured by the accounts receivable from the customer and by personal guarantee of an affiliated officer of ABCO Solar, Inc.

(2) On January 30, 2019 the Company borrowed $153,092 including principal and interest from Knight Capital Funding, LLC, [“KCF”] bearing interest at 23% per annum, unsecured.  This loan was refinanced on August 10, 2019 and replaced with a new loan of $144,900 from KCF. The balance and accrued interest at December 31, 2019 was $61,747. On February 18, 2020 ABCO defaulted on this loan due to the reduction in business from Covid 19. As of the date of filing this report, no arrangements for resuming payments had been accomplished.

On December 6, 2019 the Company borrowed $52,174 from Pearl Delta Funding that contained a repayment in the amount of $72,000 in 160 payments of $450.  This unsecured note bears interest at the imputed rate of approximately 36% per annum. The unpaid balance of principle and interest at December 31, 2019 was $65,664. On February 18, 2020 ABCO defaulted on this loan due to the reduction in business from Covid 19. As of the date of filing this report, no arrangements for resuming payments had been accomplished.

On December 31, 2019 ABCO borrowed $25,000 from Green Capital Funding, LLC.  The proceeds from this loan were used to acquire the real estate purchased on the date of the loan.  This unsecured loan bears interest at approximately 36%   and has a repayment obligation in the amount of $35,250 in 76 payments. The unpaid balance of principle and interest at December 31, 2019 was $35,250. On February 18, 2020, ABCO defaulted on this loan due to the reduction in business from Covid 19. As of the date of filing this report, no arrangements for resuming payments had been accomplished.

On January 22, 2018 the Company borrowed $60,000 from Perfectly Green Corporation, a Texas corporation.  The Company repaid $26,246 leaving a balance of $33,754 and $49,563 at December 31, 2019 and 2018 respectively. The note bears interest at 3% per annum and is payable upon demand after 60 days’ notice which can be requested at any time after May 31, 2018.

On December 5, 2018 the Company borrowed a merchant note payable to Powerup Lending Group, LLC, bearing interest at 26% per annum, unsecured. The balance due at December 31, 2018 was $53,362.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

Note 11 – Convertible debentures -net of discounts

During the year ended December 31, 2019, the Company funded operations with borrowing on new convertible promissory notes. This table presents the positions on the notes as of December 31, 2019.

Holder	Date of Loan	Loan amount	OID and discounts and fees	Interest rate	Maturity Dates	Balance December 31, 2019
Power Up Lending Group Ltd	5-13-19	$96,300	$13,300	8%	12-13-19	$4,300
Power Up Lending Group Ltd	8-14-19	68,000	13,000	8%	2-14-20	68,000
Power Up Lending Group Ltd	9-11-19	76,000	13,000	8%	12-11-20	76,000
Crown Bridge Tranche 1	8-8-19	50,000	5,000	8%	8-19-20	50,000
Oasis Capital	9-1-18	150,000	124,671			274,671
Less amortized discounts						(87,748)
Totals and balances for 12-31-19		$442,300	$164,471			$385,223

During the year ended December 31, 2018, the Company funded operations with borrowing on new convertible promissory notes. This table presents the positions on the notes as of December 31, 2018.

Holder	Date of Loan	Loan amount	OID and Discounts	Interest Rate	Balance December 31, 2018
Power Up Lending Group Ltd - Redstart	5-7-18	$78,000	$3,000	8%	$48,680
Power Up Lending Group Ltd - Redstart	7-6-18	68,000	3,000	8%	68,000
Power Up Lending Group Ltd - Redstart	8-24-18	73,000	3,000	8%	73,000

Totals and balances for 12-31-18		$219,000	$9,000		$189,680

The Financial Accounting Standard ASC 815 Accounting for Derivative Instruments and Hedging Activities require that instruments with embedded derivative features be valued at their market values. The Black Scholes model was used to value the derivative liability for the fiscal year ending December 31, 2019 and December 31, 2018. The initial valuation of the derivative liability on the non-converted common shares totaled $207,081 at December 31, 2019 and the Power Up notes derivative liability was $74,848, net of discount, at December 31, 2018 as calculated by consultants for the Company when all notes were issued, but before any conversions. This value includes the fair value of the shares that may be issued according to the contracts of the holders and valued according to our common share price at the time of acquisition.

The Company issued to Power Up Lending Group, Inc. a $96,300 Convertible Promissory Note dated May 13, 2019 which contains an original issue discount of $10,000 (OID) and expenses of $3,300 [“Note”]. The Note is convertible into Company common stock beginning six months after the date of the Note with a stated discount rate of 19% as set forth in the Note. There is no trigger of derivative liability from conversion features until six months after initial borrowing date.  Without the OID, the effective discount would have been 35%. The net proceeds from this Note were used for working capital. $92,000 of this note was converted in 2019 and it had a balance of $4,300 at December 31, 2019.

The Company issued to Power Up Lending Group, Inc. [“Power Up”], a $68,000 Convertible Promissory Note dated August 14, 2019 [“Note”] which contains an original issue discount of $10,000.00 (OID) and expenses of $3,000.00 [“Note”]. The Note is convertible into Company common stock beginning six months after the date of the Note with an effective discount rate of approximately 19% upon conversion. There is no trigger of derivative liability from conversion features until six months after initial borrowing date.  Without the OID, the effective discount rate would be 35% as set forth in the Note. The net proceeds from the Note, was used for working capital.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

The Company issued to Power Up Lending Group, Inc. [“Power Up”], a $76,000 Convertible Promissory Note dated September 11, 2019 [“Note”] which contains an original issue discount of $10,000.00 (OID) and expenses of $3,000.00 [“Note”]. The Note is convertible into Company common stock beginning six months after the date of the Note with an effective discount rate of approximately 19 % upon conversion. There is no trigger of derivative liability from conversion features until six months after initial borrowing date.  Without the OID, the effective discount rate would be 35% as set forth in the Note. The net proceeds from the Note, was used for working capital.

On August 8, 2019 the Company issued to Crown Bridge Partners, LLC a Convertible Promissory Note which contains an original issue discount of $15,000 and expenses of $6,000 [“Note”].  ABCO has borrowed the first tranche of $50,000 and paid the expenses of $5,000 of this agreement. The note is divided into 3 tranches with the 1st being executed on August 8, 2019 and the remaining 2 tranches to be issued at Company’s discretion. The note is convertible into Company common stock beginning six months after the date of the effective date of each tranche with a stated discount rate of 36%. There is no trigger of derivative liability from conversion features until six months after initial borrowing date. At the time of the Buyer’s funding of each tranche under the Note, the Company shall issue to Buyer as a commitment fee, a common stock purchase warrant to purchase an amount of shares of its common stock equal to 150% of the face value of each respective tranche divided by $0.05 (for illustrative purposes, the First Tranche face value is equal to $50,000.00, which resulted in the issuance of a warrant to purchase 1,500,000 shares of the Company’s common stock) pursuant to the terms provided therein (all warrants issuable hereunder, including now and in the future, shall be referred to, in the aggregate, as the “Warrant”) (all warrants issuable hereunder shall be in the same form as the Warrant issued in connection with the First Tranche). The net proceeds from this Note were used for working capital. A conversion feature is associated with this note and prorated from August 8, 2019 to September 30, 2019 in the amount of $4,314. The derivative liability calculation on this note due to its immediate convertibility resulted in a charge to income of $57,075 and a liability in the amount of $71,764. Management does not intend to exercise the last two options to borrow on this note.

As of February 16, 2019, the Company issued to Power Up, a $55,000.00 of shares of the Series C Preferred Stock agreement (Note) net of an original issue discount of $10,000.00 (OID) and expenses of $3,000.00 [“Note”]. The Note was convertible into Company common stock beginning six months after the Effective Date with an effective discount rate of approximately 20%. The OID on this issue that is paid out of proceeds allows a lower purchase price if the Company purchases this liability. The Company redeemed this note for $106,145 before Power up converted it to common stock, so no dilution took place.

As of March 19, 2019, the Company issued to Power Up, a $55,000.00 of shares of the Series C Preferred Stock agreement net of an original issue discount of $10,000.00 (OID) and expenses of $3,000.00 [“Note”]. The Note is convertible into Company common stock beginning six months after the Effective Date with an effective discount rate of approximately 20%. The OID on this issue that is paid out of proceeds allows a lower purchase price if the Company purchases this liability.

As of September 1, 2018 the Company entered into an Equity Purchase Agreement with Oasis Capital, LLC, a Puerto Rico limited liability company (“Investor”) pursuant to which Investor agreed to purchase up to $5,000,000 of the Company’s common stock at a price equal to 85% of the market price at the time of purchase (“Put Shares”). The Company agreed to file a new registration statement to register for resale the Put Shares. The Registration Statement must be effective with the SEC before Investor is obligated to purchase any Put Shares. In addition, the Company [i] issued to Investor a one year $150,000 note which is convertible at a fixed price of $.01 per share as a commitment fee for its purchase of Put Shares and [ii] delivered to Investor a Registration Rights Agreement pursuant to which the Company agreed to register all Put Shares acquired under the Equity Purchase Agreement. During 2019, Investor converted $19,405 of principal of the Note and received 22,392,161 shares of common stock. At December 31, 2019, the Note balance was $130,595. Due to change in accounting treatment this note was booked as a prepaid expense with add-on penalties for a total of $144,076 and a liability of $274,671.  The difference is charged to expenses for penalties, derivatives and derivative interest in the amount of $144,076. The entire balance of the prepaid amount has been expensed in the amount of $274,671 in 2019. The liability for this note was not recorded in 2018 because the note had not yet matured.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

Note 12 – Fair Value Measurements

The Company complies with the provisions of FASB ASC No. 820, Fair Value Measurements and Disclosures (“ASC 820”), in measuring fair value and in disclosing fair value measurements at the measurement date. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. FASB ASC No. 820-10-35, Fair Value Measurements and Disclosures- Subsequent Measurement (“ASC 820-10-35”), clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10-35-3 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.

ASC 820-10-35 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1 Inputs – Level 1 inputs are unadjusted quoted prices in active markets for assets or liabilities identical to those to be reported at fair value. An active market is a market in which transactions occur for the item to be fair valued with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 Inputs – Level 2 inputs are inputs other than quoted prices included within Level 1. Level 2 inputs are observable either directly or indirectly. These inputs include: (a) Quoted prices for similar assets or liabilities in active markets; (b) Quoted prices for identical or similar assets or liabilities in markets that are not active, such as when there are few transactions for the asset or liability, the prices are not current, price quotations vary substantially over time or in which little information is released publicly; (c) Inputs other than quoted prices that are observable for the asset or liability; and (d) Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 Inputs – Level 3 inputs are unobservable inputs for an asset or liability. These inputs should be used to determine fair value only when observable inputs are not available. Unobservable inputs should be developed based on the best information available in the circumstances, which might include internally generated data and assumptions being used to price the asset or liability.

When determining the fair value measurements for assets or liabilities required or permitted to be recorded at and/or marked to fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The Company determined that the conversion feature embedded within the Power Up Series C Preferred shares (Debenture) that reached maturity in 2018 in the amount of $78,000 was a financial derivative. The Generally Accepted Accounting Principles (GAAP) required that the Company’s embedded conversion option be accounted for at fair value. The following schedule shows the change in fair value of the derivative liabilities on December 31, 2019 and December 31, 2018:

Description	December 31, 2019	December 31, 2018
Purchase price of the convertible debenture - net of discount	$442,300	$189,680
Valuation reduction during the period	(235,219)	(114,832)
Balance of derivative liability net of discount on the notes (See Consolidated Balance sheet liabilities)	$207,081	$74,848

Derivative calculations and presentations on the Statement of Operations
Loss on note issuance	$-	$(36,230)
Change in Derivative (Gain) Loss	(48,453)	61,251
Derivative Finance fees	(318,972)	(33,018)
Gain (loss) on extinguishment of debt	(244,712)	(370,802)
Derivative expense charged to operations in 2019 (See Consolidated Statement of Operations)	$(612,137)	$(378,799)

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

Note 13 – Long term debt

Holder	Date issued	Interest rate	Amount due December 31, 2019	Amount due December 31, 2018
Real Estate Note Allen-Neisen Family trust – Et. Al.	12-31-19	5%	$300,000	$-
Ascentium Capital	10-1-18	13%	11,192	14,285
Fredrick Donze	9-2-18	6%	4,043	6,283
Charles O’Dowd (officer)	8-9-18	6%	3,625	5,731
Total long term debt			318,860	26,298
Less Current portion			18,860	7,628
Total long-term debt			$300,000	$18,670

On December 31, 2019 ABCO completed negotiations, financial arrangements and closed on the purchase of a 4,800 square foot office and warehouse building located on one/half acre of paved land on one of Tucson’s busiest streets. This property will be more than adequate to house both the Solar business (Now 3600 SF and the HVAC business (now 2000 SF) including our previously announced acquisition of a Tucson HVAC service and equipment supplier. The land and outbuildings will accommodate all of our equipment. The property acquisition was priced at $325,000 the company paid $25,000 down payment and the seller financed $300,000 over a twenty-year mortgage based on a twenty year amortization and a 5% interest rate with a balloon payment at the end of five (5) years. The monthly payment is $1,980.

ABCO acquired the assets of Dr. Fred Air Conditioning services on September 2, 2018 for the total price of $22,000. The allocation of the purchase price was to truck and equipment at $15,000 and the balance was allocated to inventory and the license for period of five or more years. The truck and equipment were financed by Ascentium Capital. The Donze note principal reductions during 2019 were $2,240 and the Ascentium note principal payments were $3,093.

The Company purchased an automobile from its President, Charles O’Dowd, with a promissory note in the amount of $6,575 dated August 9, 2018 and bears interest at 6% per annum for the three year payment plan. Mr. O’Dowd is no longer and employee of the Company. The principle payments during 2019 totaled $2,107.

Note 14 – Stockholder’s Deficit

Common Stock

During the year ended December 31, 2019 the Company sold 4,740,000 shares of restricted common shares in Regulation S offerings to non-US investors. The total proceeds from the offering was $160,305. Commission and expense reimbursements totaled $80,049. The Company recorded net proceeds totaling $80,256.

In addition, debenture holders converted debt into 113,094,599 shares which were issued upon conversion of $143,227 of the notes referred to in Note 10 above.

During the fiscal year ended December 31, 2018 the Company sold 8,020,532 shares in Regulation S offerings to non-US investors. The total proceeds from the offering was $538,084. Commission and expense reimbursements totaled $248,267. The Company recorded net proceeds totaling $289,817.

In addition, during 2018, debenture holders converted debt into 16,767,650 shares which were issued upon conversion of $703,883 of the notes referred to in Note 13 above.

During 2018 the Company issued 369,599 common restricted shares and recorded equity in the amount of $10,000 from vendors for services.

During 2018 the Company issued 1,350,000 restricted common shares to management for services with a fair market value of $27,000. Of these awards, Charles O’Dowd received 450,000 shares and Wayne Marx received 50,000 shares. The balance of 850,000 shares were awarded to consultants to the Company.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

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

Earnings (loss) per share calculation

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period

The computation of basic and diluted loss per share at December 31, 2019 excludes the common stock equivalents from convertible debt of the following potentially dilutive securities because their inclusion would be anti-dilutive, and the share issue number is not calculable until conversion takes place.

Stock subscriptions executed under an earlier offering included a provision whereby ABCO agrees to pay a dividend (defined as interest) of from 6% to 12% of the total amount invested for a period of one year from receipt of the invested funds. This dividend (defined as interest) is allocated between the broker and the investor with amounts paid to the broker treated as a cost of the offering and netted against additional paid in capital and amounts paid to the investor treated as interest expense. Total amounts paid or accrued under this agreement and charged to additional paid-in capital for the years ended December 31, 2019 and 2018, amounted to $0 and $0, respectively. Total amounts paid under this agreement and charged to interest expense for the years ended December 31, 2019 and 2018, amounted to $0 and $0, respectively. The accrued balance due on this obligation to shareholders totals $49,290 at December 31, 2019 and 2018.

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

The Company, effective as of September 1, 2018, entered into an Equity Purchase Agreement with Oasis Capital, LLC, a Puerto Rico limited liability company (“Investor”) pursuant to which Investor agreed to purchase up to $5,000,000 of the Company’s common stock at a price equal to 85% of the market price at the time of purchase (“Put Shares”). The Company agreed to file a new registration statement to register for resale the Put Shares. The Registration Statement must be effective with the SEC before Investor is obligated to purchase any Put Shares. In addition, the Company [i] issued to Investor a one year $150,000 note which is convertible at a fixed price of $.01 per share as a commitment fee for its purchase of Put Shares and [ii] delivered to Investor a Registration Rights Agreement pursuant to which the Company agreed to register all Put Shares acquired under the Equity Purchase Agreement. During 2019, Investor converted $19,405 of principal of the Note and received 22,392,161 shares of common stock. At December 31, 2019, the Note balance was $130,595. Due to change in accounting treatment this note was booked as a prepaid expense with add-on penalties for a total of $144,076 and a liability of $274,671.  The difference is charged to expenses for penalties, derivatives and derivative interest in the amount of $144,076. The entire balance of the prepaid amount has been expensed in the amount of $274,671 in 2019.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

Note 15 – Income Taxes

On December 22, 2017, The President of the United States signed the TCJA. The enactment of TCJA requires companies, under Accounting Standards Codification (ASC) 740, Income Taxes, to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. The TCJA would permanently reduce the maximum corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, and the future benefits of existing deferred tax assets would need to be computed at the new tax rate. In addition to the change in the corporate income tax rate, the TCJA further introduced a number of other changes including a one-time transition tax via a mandatory deemed repatriation of post-1986 undistributed foreign earnings and profits; the introduction of a tax on global intangible low-taxed income (“GILTI”) for tax years beginning after December 31, 2017; the limitation of deductible net interest to 30% of adjustable taxable income; the further limitation of the deductibility of share-based compensation of certain highly compensated employees; the ability to elect to accelerate bonus depreciation on certain qualified assets; and the Base Erosion and Anti-Abuse Tax ("BEAT"), amongst other changes. The Company recognized the income tax effects of the 2017 Tax Act in its financial statements in accordance with Staff Accounting Bulletin (SAB) No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes. The Company has finalized its accounting for the income tax effects of the 2017 Tax Act. Some of the above tax effects do not apply to ABCO.

Utilization of the net operating loss carry-forwards may be subject to annual limitation under applicable federal and state ownership change limitations and, accordingly, net operating losses may expire before utilization. The Company has not completed a Section 382 analysis through December 2019 and therefore has not determined the impact of any ownership changes, as defined under Section 382 of the Internal Revenue Code has occurred in prior years. Therefore, the net operating loss carryforwards above do not reflect any possible limitations and potential loss attributes to such ownership changes. However, the Company believes that upon completion of a Section 382 analysis, as a result of prior period ownership changes, substantially all of the net operating losses will be subject to limitation.

The tax effects recorded primarily include an estimate of the impact of the reduction in the U.S. tax rate on our deferred tax assets and liabilities in 2019 and 2018. The Company had $0 of income tax expense (benefit) for the years ended December 31, 2019 and 2018. The components of the net accumulated deferred income tax assets shown on a gross basis as of December 31, 2018 and 2017 are as follows:

Variations created by statutory rate of 21% and 21% at December 31, 2019 and 2018, respectively
	State Tax Rate 4.9%	State Tax Rate 4.9%	Fed. Tax Rate 21%	Fed. Tax Rate 21%
	2019	2018	December 31, 2019	December 31, 2018
Accumulated deficit	$(6,561,508)	$(5,180,431)	$(6,561,508)	$(5,180,431)
Less - Expenses related to stock-based compensation	123,400	123,400	123,400	123,400
Less Expenses related to derivatives - net	2,038,379	1,426,242	2,038,379	1,426,242
Net tax losses	4,399,729	3,630,789	4,399,729	3,630,789
Federal tax assumption at 21%			923,943	762,465
State Tax assumption at 4.9%			130,527	133,375
State losses expired	1,735,915	908,838
State of Arizona losses carried forward	2,663,814	2,721,951
Total deferred tax benefit and valuation allowance	$130,527	$133,375	$1,054,470	$895,840

At December 31, 2019, ABCO had $4,399,729 of federal net operating loss carryforwards. expiring, if not utilized, beginning in 2030. Additionally, the Company had $2,663,814 State of Arizona net operating loss carryforwards that have not expired under the five-year limitation.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

The Company’s valuation allowance increased by approximately $158,630 for the year ended December 31, 2019 as a result of its operating loss for the year. The valuation allowance was determined in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based upon the available objective evidence and the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be realized. At December 31, 2019, the Company has a valuation allowance against its deferred tax assets net of the expected income from the reversal of its deferred tax liabilities.

Note 16 – Equity Awards

The following table sets forth information on outstanding option and stock awards held by the named executive officers of the Company at December 31, 2019, including the number of shares underlying both exercisable and un-exercisable portions of each stock option as well as the exercise price and the expiration date of each outstanding option. See Note to Notes to Consolidated Financial Statements.

Outstanding Equity Awards After Fiscal Year-End (1)
Name	Number of securities underlying unexercised options exercisable (1)		Number of securities underlying unexercised options un- exercisable (2)	Option Exercise Price ($)	Option Grant Date	Option Expiration Date
Charles O’Dowd	500,000	(3)	0	$.001	01/01/2017	01/01/2021
Wayne Marx	500,000		0	$.001	01/012017	01/01/2021

(1)	No Equity Awards were issued during the year ended December 31, 2019.
(2)	All options vest 20% per year beginning on the first anniversary of their grant date.
(3)	This option was terminated when Mr. O’Dowd resigned from the Company in October 2019.

An aggregate of 1,620,000 stock awards are outstanding under the Equity Incentive Plan as of December 31, 2019.  The balance of the options of 620,000 are issued to a consultant of the Company.

Note 17 – Subsequent Events

During the five months period ending with the filing of this report, the holders of convertible debt converted an aggregate of $142,950 of a convertible debt instruments into 888,944,240 shares of common stock. The total shares outstanding at the date of filing this report was 1,039,535,127 shares.

Subsequent to December 31, 2019, Crown Bridge Partners, LLC converted $17,580 of principal of a convertible Note and received 290,390,132 shares of common stock. At July 27, 2020, the Note balance was $32,420. The Company did not receive any of those proceeds.

Subsequent to December 31, 2019, Power UP Lending Group, Inc., converted $88,440- of principal of the Convertible Promissory Notes and received 476,149,206 shares of common stock. At May 29, 2019, the Note balance was $65,500. The Company did not receive any of those proceeds.

Subsequent to December 31, 2019, Oasis Capital, LLC (“Oasis”) converted $36,930 of principal of a convertible Note and received 122,404,902 shares of common stock. At May 29, 2020, the Note balance was $93,665 The Company did not receive any of those proceeds for working capital.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

As of January 21, 2020 (“Effective Date”), the Company issued to Oasis a $184,000 Promissory Note, net of a prorated original issue discount of $16,000 (“Note”). The Company received $34,000 (“First Tranche”) from Oasis resulting in a then outstanding balance as then is $44,757 consisting of the First Tranche plus the prorated portion of the LOI and a $8,000 credit for Oasis transactional expenses. The Second and the Third Tranches under this Note are due in February and March, 2020, respectively. The Note was issued under the Securities Purchase Agreement dated at January 21, 2020 between the Company and Oasis (“SPA”). Each Tranche matures nine months from the effective date of each such payment. The Company also agreed to issue to Oasis 5,000,000 shares of common stock as an incentive/commitment fee in connection with the transactions. The Company is required to use the proceeds received from the Note to retire currently outstanding convertible debt from two lenders which have not yet matured for conversion. The Note becomes convertible into common stock six months after the Effective Date at a 35% discount to market.

On May 3, 2020, Company entered into a promissory note evidencing an unsecured loan in the amount of $124,099.00 made to the Company under the Paycheck Protection Program (the “Loan”).  The Paycheck Protection Program (or “PPP”) was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and is administered by the U.S. Small Business Administration.  The Loan to the Company is being made through Bank of America, N.A., a national banking association (the “Lender”). The interest rate on the Loan will not exceed 1.00%.  The promissory note evidencing the Loan contains customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the SBA or Lender, or breaching the terms of the Loan documents.  The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the PPP.  Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities.  No assurance is provided that the Company will obtain forgiveness of the Loan in whole or in part.  If the SBA does not confirm forgiveness of the Loan or only partly confirms forgiveness of the Loan, including principal and interest (“Loan Balance”); then, in either such case, the Lender will establish the terms of repayment of the Loan Balance via a separate letter to the Company, containing the amount of each monthly payment, the interest rate, etc.

On May 29, 2020, Power Up notified the Company that it was in default under the terms of its Convertible Promissory Note dated September 11, 2019 for failure to file this Form 10K on a timely basis and thereby becoming a non-reporting company under the 1934 Exchange Act. Demand for immediate payment of $98,250 plus accrued interest and accrued default interest was also made. The Company is currently considering its options as to how to respond/proceed with respect thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, December 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including the Company’s Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms. Based upon that evaluation, the Chairman/CEO and the Chief Financial Officer concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to the Company required to be included in the Company’s period SEC filings. The Company is attempting to expand such controls and procedures, however, due to a limited number of resources the complete segregation of duties is not currently in place.

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

Based on our evaluation under the Internal Control-Integrated Framework, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective as of December 31, 2019. Management believes that this conclusion results in a large part from [i] maintaining some segregation of duties within the Company due to its reliance on individuals to fill multiple roles and responsibilities and [ii] the Company having limited personnel to prepare its financial statements. During the year ended December 31, 2019, the Company continued its reliance on the Internal Control – Integrated Framework in the same manner as in prior periods due to the same limitations of personnel.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the name and age of officers and director as of December 31, 2019. Our Executive officers are elected annually by our board of directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified. Mr. Marx was a member of the Board and Officers prior to the SEA acquisition of Energy Conservation Technologies, Inc. and afterward he was reappointed to the Board on the effective day July 1, 2011.

Wayne Marx, a Vice President and Director, is a “Promoter” within the meaning of Rule 405 of Regulation C in that he was instrumental in founding and organizing ABCO Energy, Inc.

Officer’s Name	Directors Name	Age	Officer’s Position	Appointment date
Michael Mildebrandt	Michael Mildebrandt	55	President	November 1, 2019
Adrian Balinski	Adrian Balinski	53	CEO, Secretary and Director	November 1, 2019
Wayne Marx	Wayne Marx	70	Vice President	July 1, 2011

The Board of Directors consists of individuals, Michael Mildebrandt, President, and Adrian Balinski, CEO, Secretary and Director, and Mr. Wayne Marx, VP and Director. The date of appointment above for Mr. Marx coincides with the date of the SEA with ENYC on July 1, 2011. Mr. Marx also served as Director and Officer of the predecessor companies. Biographies of the Executive Officers and Members of the Board of Directors are set forth below:

Michael Mildebrandt, President and Director

Mr. Michael Mildebrandt has been VP Sales since 2016. He has been employed by ABCO for the last three years successfully selling residential and commercial solar products from our Tucson, Arizona office. Mike spent 8 years in the United States Air Force and 6 years in the Arizona Air National Guard. During the 20 years after Mike’s air force employment, he was in the direct sales business as well as operating his own successful water treatment business and home appliance franchise businesses. Mike is married and is 55 years of age.

Adrian Balinski, CFO, Secretary and Director

Mr. Balinski has served as Controller for ABCO for the past two years. He holds a Bachelor’s Degree in Accounting and a Master’s Degree in Finance and Accounting. He brings over a decade of experience leading and directing the financial, commercial and business operations of growth-oriented businesses. He began his professional career working as Controller for two firms in the housing construction business in the Tucson, Arizona area specializing in Operations and Finance. He has over two years of experience with public entities and SEC filings. After leaving his previous job and obtaining his Master’s Degree in 2017, he began as the ABCO Controller. Adrian is married and is 53 years of age.

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

NOMINATING COMMITTEE

The Company Board acts as the Nominating Committee.

Independence

We are not required to have any independent members of the Board of Directors. The board of directors has determined that each of the Directors has a relationship which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and each is not an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market.

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

ITEM 11. EXECUTIVE COMPENSATION

REMUNERATION OF DIRECTORS AND OFFICERS

Summary Compensation Table

The following table sets forth certain summary information concerning the cash and non-cash compensation awarded to, earned by, or paid to Charles O’Dowd, our President and Chief Executive Officer, and Wayne Marx our Vice President and Secretary for the fiscal years ended December 31, 2019 and 2018. These two officers are referred to as the “named executive officers” in this Report.

Name and Principal Position (1)	Year	Salary ($)		Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total Compensation ($)
Michael Mildebrandt	2019	$15,407	(3)		1,000,000		$15,407
President
Adrian Balinski, CFO, Secretary and Director	2019	$52,000	(3)		1,000,000		$52,000-
Wayne Marx	2019		(2)				-0-
VP, Director	2018	-0-					-0-

(1)

Mr. Charles O’Dowd resigned as an Officer and Director on October 7, 2019. No reason was given for his resignation. See the Company Form 8-K filed with the SEC on October 11, 2019 for additional information on this matter. During the year ended 2019, Mr. O’Dowd received a salary of $40,000. Mr. O’Dowd was first employed in January 2011 and worked full time for the Company until his resignation.

(2)

Mr. Balinski receives a salary of $52,000 per year. Mr. Mildebrandt is paid 10% of the gross sales that he generates. Mr. Marx has not received any compensation for his services to the Board of Directors and no arrangements have been made to do so at this time.

(3)

Messrs. Mildebrandt and Balinski each were awarded 1,000,000 shares of restricted common stock as of October 31, 2019, their first day as officer and directors. Since the shares are restricted and not tradable, no compensation was assigned in 2019.

There is no family relationship between any of the current officers or directors of the Company.

The Company is a Nevada corporation with principal executive offices located at 2100 North Wilmot, Suite 211, Tucson, AZ 85712. The lease on this property expires on October 31, 2020. On December 31, 2019 the Company purchased an office and warehouse building and land at 2505 North Alvernon, Tucson Arizona and intends to move all Tucson operations to this location during 2020. The building and land are now rented and occupied by TRS Air Conditioning and Construction, a Company that ABCO intends to acquire.

On January 15, 2017, the Company’s Board of Directors, after careful consideration, approved our 2017 Stock Option and Incentive Stock Plan (the “Plan”), pursuant to which the Company has reserved 200,000,000 shares for issuance thereunder.

The Plan enables the Board to provide equity-based incentives through grants of Awards to the Company’s present and future employees, directors, consultants and other third-party service providers. Shares issued under the Plan through the settlement, assumption or substitution of outstanding Awards or obligations to grant future Awards as a condition of acquiring another entity will not reduce the maximum number of shares of Common Stock reserved for issuance under the Plan. In addition, the number of shares of Common Stock subject to the Plan, any number of shares subject to any numerical limit in the Equity Incentive Plan, and the number of shares and terms of any incentive award may be adjusted in the event of any change in our outstanding Common Stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

Outstanding Equity Awards at Fiscal Year End

An aggregate of 1,620,000 stock awards are outstanding under the Equity Incentive Plan as of December 31, 2019.

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

Name and Address of Owner (1)	Title of Securities	Amount and nature of common stock	Percent of class (3)	Amount and nature of preferred stock (2) (4)	Percentage of class (5)
Michael Mildebrandt	Common	1,000,000	.001%	-0-	-0-%
Adrian Balinski	Common	1,000,000	.001%	-0-	-0-%
All Officers, Directors and 5% Shareholders - As a Group	Common	-	-%	14,000,000	4%

(1)	The address is c/o ABCO Energy, Inc., 2100 N. Wilmot #211, Tucson, AZ 85712

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

(3)	Based upon 1,039,525,127 shares outstanding on August 6, 2020.

(4)	These shares are convertible into ten (10) shares of common stock at an exercise price of $.001 per share.

(5)	Based upon 30,000,000 shares of Preferred Stock, outstanding as August 7, 2020.

The Company issued 1,350,000 restricted common shares to management for services with a fair market value of $27,000 during the Year ended December 31, 2018 and 700,000 restricted shares to management for services with a fair market value of $81,400 during 2017. Of these awards, Charles O’Dowd received 900,000 shares and Wayne Marx received 100,000 shares. The balance was awarded to consultants to the Company.

The aggregate of 1,620,000 stock awards were outstanding under the Equity Incentive Plan as of December 31, 2019.

On September 15, 2017, and on August 30, 2018, the Board of Directors authorized the issuance of an aggregate of 30,000,000 shares of Class B Convertible Preferred Stock [“Series B”] to Mr. O’Dowd and to Wayne Marx of the Company and to two unaffiliated Consultants. Of the Series B, 12,000,000 shares were issued to Charles O’Dowd and 2,000,000 to Wayne Marx, the Directors. Each Consultant received 8,000,000 shares. See the Company’s Schedule 14C filed with the Commission on September 28, 2018. Upon his resignation Mr. O’Dowd’s preferred shares were cancelled and issued one-third each to Mr. Marx and to the two consultants. These preferred shares have no market pricing and management assigned the value of $15,000 to the stock issue based on the par value of the preferred stock of $0.001. The 30,000,000 shares of Preferred Stock have 20 votes for each share of record. The holders of the Preferred are also entitled to be issued an additional 150,000,000 common shares upon conversion of the Preferred Stock. The Series B have anti-dilution provisions. Accordingly, as a result of owning these shares of Common and Preferred Stock, the Control Shareholders will have voting control the Company.

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

Officers, directors and other related individual’s loans are demand notes totaling $248,558 as of December 31, 2019 and $187,826 as of December 31, 2018. The total consists of two notes from Officer/Directors and one from a related party.

The following table indicates the balances due on demand notes and the accrued interest on these notes. Related party notes payable as of December 31, 2019 and December 31, 2018 consists of the following:

Description	December 31, 2019	December 31, 2018
Notes payable – Director bearing interest at 12% per annum, unsecured, demand notes.	$60,000	$60,000
Note payable – Former Officer bearing interest at 12% per annum, unsecured, demand note	61,052	61,052
Note payable – other bearing interest at 12% per annum, unsecured, demand note.	127,506	48,497
Total	$248,558	$187,826

The first note in the amount of $60,000 provides for interest at 12% per annum and is unsecured. This note resulted in an interest charge of $36,061 accrued and unpaid at December 31, 2019.

The second note has a current balance of $61,052 as of December 31, 2019. The note is an unsecured demand note and bears interest at 12% per annum. This note resulted in an interest charge of $27,368 accrued and unpaid at December 31, 2019.

The third note is from a related party and has a current balance of $127,506 as of December 31, 2019. The note is an unsecured demand note and bears interest at 12% per annum. This note resulted in an accumulated interest charge of $28,556 accrued and unpaid at December 31, 2019.

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

Charles O’Dowd, former Director of the Company and Wayne Marx, Vice President and Director of the Company are each “Promoters” as defined in Rule 405 of Regulation C. In 2009 Mr. O’Dowd received his 400,000 shares of Company stock in exchange for services rendered which were valued at $4,000 and Mr. Marx purchased his 100,000 shares for $50,000 cash in 2010.

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

During 2019 and 2020, the Company paid KSP group for the audit for the fiscal year ended December 31, 2018 a total amount of $30,000 as of the date of this Report. The Company will pay TAAD LLP $40,000 for the audit for the fiscal year ended December 31, 2020.

Audit-Related Fees

Our independent registered public accounting firms did not bill us during the years ended December 31, 2019 and 2018 for non- audit related services.

Tax Fees

Our independent registered public accounting firms did not bill us during fiscal years ended December 31, 2019, and 2018 for tax related services.

All Other Fees

Our independent registered public accounting firms did not bill us during the years ended December 31, 2018 and 2017 for other services.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description of Exhibit

3(i)	Articles of Incorporation, as amended (1)
3(ii)	By-Laws (1)
10(b)	12% $40,000 Convertible Note dated March 16, 2016 (4)
10(c)	8% $25,000 Convertible Note dated March 23, 2016 (4)
10(d)	10% $55,000 Convertible Note dated April 1, 2016 (5)
10(e)	5% $42,000 Convertible Note dated April 5, 2016 (5)
10(f)	10% $40,000 Convertible Note dated May 3, 2016 (5)
10(g)	8% $30,000 Convertible Note dated May 6, 2016 (5)
21	Subsidiaries of Registrant (1)
31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)
31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)
32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
99.1	Engagement Agreement between Adams Fund LLC and ABCO Energy, Inc., dated September 15, 2015 (3)
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Labels Linkbase Document
(1)	Previously filed with the Company’s Form 10-12G, SEC File No. 000-55235 filed on July 1, 2014, and incorporated herein by this reference as an exhibit to this Form 10-K.
(2)	Attached.
(3)	Previously filed with the Company’s Form 8-K filed on September 17, 2015, and incorporated herein by this reference as an exhibit to this Form 10-K.
(4)	Previously filed with the Company’s Form 10-K, File No. 000-55235, filed with the Commission on April 11, 2016 and incorporated herein by this reference.
(5)	Previously filed with the Company’s Form 10-Q, File No. 000-55235, filed with the Commission on May 20, 2016 and incorporate herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABCO ENERGY, INC.

Date: August 7, 2020	By: /s/ MICHAEL MILDEBRANDT
Michael Mildebrandt
Chief Executive Officer

Date: August 7, 2020	By: /s/ ADRIAN BALINSKI
Adrian Balinski
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Position	Name

August 7, 2020	Chief Executive Officer, President and Director	/s/ MICHAEL MILDEBRANDT
Michael Mildebrandt

August 7, 2020	Director	/s/Wayne Marx
Wayne Marx

August 7, 2020	CFO and Director	/s/Adrian Balinski
Adrian Balinski