Form 10-K/A
period 2019-12-31
ABCO Energy, Inc.
filed 2020-09-16
CIK 1300938

As filed with the Securities and Exchange Commission on  September 16 , 2020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K /A

(Amendment No. 1)

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description of Exhibit

3(i)	Articles of Incorporation, as amended (1)
3(ii)	By-Laws (1)
10(b)	12% $40,000 Convertible Note dated March 16, 2016 (4)
10(c)	8% $25,000 Convertible Note dated March 23, 2016 (4)
10(d)	10% $55,000 Convertible Note dated April 1, 2016 (5)
10(e)	5% $42,000 Convertible Note dated April 5, 2016 (5)
10(f)	10% $40,000 Convertible Note dated May 3, 2016 (5)
10(g)	8% $30,000 Convertible Note dated May 6, 2016 (5)
21	Subsidiaries of Registrant (1)
31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)
31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)
32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
99.1	Engagement Agreement between Adams Fund LLC and ABCO Energy, Inc., dated September 15, 2015 (3)
101 INS	XBRL Instance Document (6)
101 SCH	XBRL Taxonomy Extension Schema Document (6)
101 CAL	XBRL Taxonomy Calculation Linkbase Document (6)
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (6)
101 LAB	XBRL Taxonomy Labels Linkbase Document (6)
101 PRE	XBRL Taxonomy Labels Linkbase Document (6)
(1)	Previously filed with the Company’s Form 10-12G, SEC File No. 000-55235 filed on July 1, 2014, and incorporated herein by this reference as an exhibit to this Form 10-K.
(2)	Attached.
(3)	Previously filed with the Company’s Form 8-K filed on September 17, 2015, and incorporated herein by this reference as an exhibit to this Form 10-K.
(4)	Previously filed with the Company’s Form 10-K, File No. 000-55235, filed with the Commission on April 11, 2016 and incorporated herein by this reference.
(5)	Previously filed with the Company’s Form 10-Q, File No. 000-55235, filed with the Commission on May 20, 2016 and incorporate herein by this reference.
(6)	Previously filed with the Company’s Form 10-K, File No. 000-55235, filed with the Commission on August 7, 2020 and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABCO ENERGY, INC.

Date: September 16, 2020	By: /s/ MICHAEL MILDEBRANDT
Michael Mildebrandt
Chief Executive Officer

Date: September 16, 2020	By: /s/ ADRIAN BALINSKI
Adrian Balinski
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Position	Name

September 16, 2020	Chief Executive Officer, President and Director	/s/ MICHAEL MILDEBRANDT
Michael Mildebrandt

September 16, 2020	Director	/s/Wayne Marx
Wayne Marx

September 16, 2020	CFO and Director	/s/Adrian Balinski
Adrian Balinski