Form 10-Q
period 2020-06-30
ABCO Energy, Inc.
filed 2020-09-29
CIK 1300938

As Filed with the Securities and Exchange Commission on September 29, 2020

File No:  000-55235

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING JUNE 30, 2020

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

As of September 29, 2020, we had 1,247,109,316 shares of common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.     Financial Statements

ABCO ENERGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED

JUNE 30, 2020

ABCO ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2020 Unaudited	December 31, 2019 Audited
Current Assets
Cash	$137,681	$12,620
Accounts receivable on completed projects	146,537	30,408
Costs and estimated earnings on contracts in progress	(56,992)	243,693
Prepaid expenses and discounts on debt	105,755	89,561
Total Current Assets	$332,981	$376,282
Fixed Assets
Vehicles, office furniture & equipment – net of accumulated depreciation	354,595	354,938
Other Assets
Investment in long term leases	4,004	4,136
Security deposits	2,700	5,200
Total Other Assets	6,704	9,336
Total Assets	$694,280	$740,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$696,451	$583,700
Short term notes payable	282,842	436,267
Excess billing on contracts in progress	173,089	76,052
Derivative liability on convertible debentures	52,549	97,974
Notes payable from officers	313,608	248,558
Convertible debentures	399,913	472,971
Current portion of long term debt	16,717	18,860
Total Current Liabilities	1,935,169	1,934,382

Long term debt, net of current portion	417,219	300,000
Total Liabilities	2,352,388	2,234,382

Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred stock, 100,000,000 shares authorized, $0.001 par value, and 30,000,000 shares issued and outstanding at June 30, 2020 and 30,000,000 at December 31, 2019.	30,000	30,000
Common stock 5,000,000,000 shares authorized, $0.001 value, and 1,039,535,127 issued and outstanding at June 30, 2020 and 150,590,887 outstanding at December 31, 2019 respectively.	1,039,535	150,591
Common stock sold but not issued $0.001 par 5,000,000 shares	5,000	-
Additional paid-in capital	4,200,320	4,887,091
Accumulated deficit	(6,932,963)	(6,561,508)
Total Stockholders’ Deficit	(1,658,108)	(1,493,826)
Total Liabilities and Stockholders’ Deficit	$694,280	$740,556

See accompanying notes to the unaudited consolidated financial statements.

ABCO ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	JUNE 30, 2020	JUNE 30, 2019	JUNE 30, 2020	JUNE 30, 2019

Revenues	$207,239	$459,616	$522,031	$1,113,626

Cost of Sales	220,150	268,662	434,320	678,886

Gross Profit	(12,911)	190,954	87,711	434,740

Operating Expenses:
Payroll	46,268	133,272	84,481	213,589
Payroll taxes	13,969	14,652	27,130	34,188
Consulting	499	12,413	20,009	24,537
Corporate expense	9,511		18,451
Professional fees	33,762	44,315	47,291	75,432
Rent	8,310	9,194	17,225	17,775
Insurance	13,448	19,111	19,810	36,888
Other selling and administrative expenses	179,464	7,848	231,013	99,457
Total operating expense	305,231	240,805	465,410	501,866

Net income (Loss) from operations	(318,142)	(49,851)	(377,699)	(67,126)

Other expenses
Interest on notes payable	(13,602)	(27,074)	(16,682)	(105,988)
Change in Derivative Gain (Loss)	315,973		25,836	(177,934)
Derivative amortization - interest expense	(2,660)		(2,660)
Gain (Loss) on extinguishment of debt	-	-	-	(244,712)
Total other expenses	299,711	(27,074)	6,494	(528,634)

Net income (Loss) before provision for income taxes	(18,431)	(76,925)	(371,205)	(595,760)

Provision for income tax	-	-	-	-

Net income (loss)	$(18,431)	$(76,925)	$(371,205)	$(595,760)

Net income (loss) Per Share (Basic and Fully Diluted)	$(.00)	$(.01)	$(.01)	$(.01)

Weighted average number of common shares used in the calculation	597,563,007	47,817,667	752,187,692	48,074,460

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2020

AND FOR THE YEAR ENDED DECEMBER 31, 2019

(UNAUDITED)

	Common Stock
	Shares	Amount $0.001 Par	Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2018	32,756,288	$32,756	$30,000	$4,379,793	$(5,180,431)	$(737,882)
Common shares issued under private placement offering - net of expenses	4,740,000	4,740		75,516		80,256
Common shares issued for conversion of convertible debenture notes - net of expenses	113,094,599	113,095		30,132		143,227
Reclass derivative liability from conversion				401,650		401,650
Net (loss) for the year					(1,381,327)	(1,381,327)
Balance at December 31, 2019	150,590,887	$150,591	$30,000	$4,887,091	$(6,561,508)	$(1,493,826)
Common shares issued for conversion of convertible debenture notes - net of expenses	888,944,240	888,944		(734,762)		154,182
Shares to be issued for compensation	5,000,000	5,000				5,000
Expenses of capital stock issuances				(8,000)		(8,000)
Derivative changes to APIC				55,991	(250)	55,741
Rounding
Net (loss) for the three months ended June 30, 2020					(371,205)	(371,205)
Balance at June 30 2020	1,044,535,127	$1,044,535	$30,000	$4,200,320	$(6,932,963)	$(1,658,108)

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

	June 30,	June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$(371,205)	$(595,760)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	11,740	5,290
Shares issued for compensation	14,500
Inventory change		(8,046)
Change in amortizable debt discount	(16,194)	28,706
Gain on derivative amortizable debt discount	25,836
Change in derivative liability	(45,425)	177,934
Gain or loss on extinguishment of debt		244,712
Changes in Accounts receivable	184,556	95,759
Billings in excess of costs on incomplete projects	97,037	217,540
Accounts payable and accrued expenses	112,751	(264,958)
Net cash used in operating activities	13,596	(98,823)

Cash flows from investing activities
Equipment purchased	(11,397)	(924)
Change in security deposits	2,500
Proceeds from investments in long term leases	132	6,278
Net cash provided by (used for) investing activities	(8,765)	5,354

Cash Flows from Financing Activities:
Proceeds from sale of common stock – net of expenses	164,445	53,335
Proceeds of affiliate loans	65,050	18,505
Proceeds from financial institution loans	(98,956)
Payments on long term debt		(142,601)
Payments on merchant notes	(54,470)	(4,652)
Proceeds from convertible note payable	(73,058)	52,300
Proceeds from loans non-affiliate	117,219	104,500
Net cash provided by financing activities	120,230	81,387

Net increase (decrease) in cash	125,061	(12,082)
Cash, beginning of period	12,620	67,707
Cash, end of period	$137,681	$55,625

Supplemental disclosures of cash flow information:

Cash paid for interest	$16,682	$105,988
Income taxes paid or accrued	$-	$-
Share based compensation	$14,500	-

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

AND THE YEAR ENDED DECEMBER 31, 2019

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

Revenue Recognition

The Company generates revenue from sales of solar products, LED lighting, installation services and leasing fees. During the last two fiscal years, the company had product sales as follows:

Sales Product and Services Description	June 30 , 2020		June 30 , 2019
Solar PV residential and commercial sales	$392,441	75%	$1,086,010	98%
Energy efficient lighting & other income	129,251	25%	27,168	2%
Interest Income	339	-%	448	-%
Total revenue	$522,031	100%	$1,113,626	100%

Revenue Recognition

The Company recognizes product revenue, net of sales discounts, returns and allowances. These statements establish that revenue can be recognized when persuasive evidence of an arrangement exists, delivery has occurred, and all significant contractual obligations have been satisfied, the free is fixed or determinable, and collection is considered probable.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

AND THE YEAR ENDED DECEMBER 31, 2019

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

Inventory

The Company records inventory of construction supplies at cost using the first in first out method. After review of the inventory on an annual basis, the Company discounts all obsolete items to net realizable value to account for obsolescence. As of December 31, 2019, all inventory was written off. Inventory at June 30, 2020 was $-0- and June 30 , 2019 was $ 61,997.

Income Taxes

The Company has net operating loss carryforwards as of December 31, 2019 totaling approximately $4,736,013 net of accrued derivative liabilities and stock-based compensation, which are assumed to be non-tax events. A deferred 21% tax benefit of approximately $994,562 has been offset by a valuation allowance of the same amount as its realization is not assured. The full realization of the tax benefit associated with the carry-forward depends predominately upon the Company’s ability to generate taxable income during future periods, which is not assured.

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

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

AND THE YEAR ENDED DECEMBER 31, 2019

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

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

AND THE YEAR ENDED DECEMBER 31, 2019

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. The Company incurred a net loss of $(371,205), the net cash flow used in operations was $13,596 and its accumulated net losses from inception through the period ended June 30, 2020 is $6,932,963, which raises substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s development activities since inception have been financially sustained through capital contributions from shareholders.

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

Note 4 – Accounts Receivable

Accounts receivable as of June 30, 2020 and 2019, consists of the following:

Description	June 30, 2020	June 30, 2019
Accounts receivable on completed contracts	$146,537	$140,811
Costs and estimated earnings on contracts in progress	(56,992)	52,829
Total	$89,545	$193,640

Costs and Estimated Earnings on projects are recognized on the percentage of completion method for work performed on contracts in progress at June 30, 2020 and June 30, 2019.

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

Excess billings on contracts in process are recorded as liabilities and were $173,089 at June 30, 2020 and $76,052 at June 30, 2019.

Note 5 – Inventory

Inventory of construction supplies not yet charged to specific projects was $0.00 at June 30, 2020, and $61,997 as of June 30, 2019. The Company values items of inventory at the lower of cost or net realizable value and uses the first in first out method to charge costs to jobs. The Company wrote off all of its inventory during 2019.

Note 6 – Security deposits and Long Term Commitments

The Company has paid security deposits on the rented spaces it occupies for offices and warehouse which total $2,700 on June 30, 2020 and at December 31, 2019. The Company also made a deposit in the amount of $2,500 on a business purchase that was abandoned and this deposit was refunded during 2020.

On May 1, 2014, the Company rented office and warehouse space at 2100 N. Wilmot #211, Tucson, Arizona 85712. This facility consists of 3,600 square feet. The Company now has four months remaining on a one year lease with monthly rent of $2,741 which was renewed on November 1, 2019 to a term of one year. ABCO has a forward commitment of $10,964 for the next four months.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

AND THE YEAR ENDED DECEMBER 31, 2019

Note 7 – Investment in long term leases

Long term leases recorded on the consolidated financial statements were $4,004 at June 30, 2020 and $4,136 at December 31, 2019 respectively. During the year ended December 31, 2019 one of the leases owned by AEFC was paid in full by the customer and the Company recorded net proceeds of $6,376.

Note 8 – Fixed Assets

The Company has acquired all its office and field work equipment with cash payments and financial institution loans. The total fixed assets consist of land and building, vehicles, office furniture, tools and various equipment items and the totals are as follows:

	June 30,	December 31,
Asset	2019	2019
Land and Building	$326,400	$326,400
Equipment	132,953	121,556
Accumulated depreciation	(104,758)	(93,018)
Fixed Assets, net of accumulated depreciation	$354,595	$354,938

Depreciation expenses for the six months ended June 30, 2020 and 2019 was $11740 and $5,290 respectively.

On December 31, 2019 the Company purchased a building at 2505 N Alvernon consisting of 4,800 SF building and approximately ½ acre of land. The property was financed by a $25,000 loan from Green Capital (GCSG) and a mortgage from the seller for the $300,000 balance. The purchase price was $325,000 plus closing costs of $1,400.

Note 9 – Notes Payable from Officers and Related Party Transactions

Related party notes payable as of December 31, 2019 and December 31, 2018 consists of the following:

Description	June 30, 2020	December 31, 2019
Notes payable – Director bearing interest at 12% per annum, unsecured, demand notes.	$60,000,	$60,000
Note payable – Mr. O’Dowd bearing interest at 12% per annum, unsecured, demand note	61,052	61,052
Note payable – other bearing interest at 12% per annum, unsecured, demand note.	192,556	127,506
Total	$313,608	$248,558

The first note in the amount of $60,000 provides for interest at 12% per annum and is unsecured. This note resulted in an interest charge of $39,633 accrued and unpaid at June 30, 2020 and $36,061 at December 31, 2019.

The second note has a current balance of $61,052 as of June 30, 2019. The note is an unsecured demand note and bears interest at 12% per annum. This note resulted in an interest charge of $31,001 accrued and unpaid at June 30, 2020 and $27,368 at December 31, 2019.

The third note is from a related party and has a current balance of $192,556 as of December 31, 2019. The note is an unsecured demand note and bears interest at 12% per annum. This note resulted in an accumulated interest charge of $39,399 accrued and unpaid at June 30, 2020 and $28,556 at December 31, 2019.

The combined total funds due to Officers and related parties totaled $423,642 with principle and interest at June 30, 2020.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

AND THE YEAR ENDED DECEMBER 31, 2019

Note 10 – Short Term Notes Payable

Description	June 30, 2020	December 31, 2019
Bill’d Exchange, LLC, an equipment capital lender, initial financing August 2, 2019, finances equipment for commercial contracted customers in varying amounts	$140,896	$239,852
Merchant loan – Knight Capital Funding, LLC	38,694	61,747
Merchant loan – Pearl lending	51,750	65,664
Merchant loan – Green Capital	17,748	35,250
Private money loan from Perfectly Green Corporation, borrowed January 22, 2018, bearing interest at 3% per annum, unsecured (3) demand note-Original balance $60,000, current balance	33,754	33,754
Total	$282,842	$436,267

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

On December 31, 2019 ABCO borrowed $25,000 from Green Capital Funding, LLC.  The proceeds from this loan were used to acquire the real estate purchased on the date of the loan.  This unsecured loan bears interest at approximately 36%   and has a repayment obligation in the amount of $35,250 in 76 payments. The unpaid balance of principle and interest at December 31, 2019 was $35,250. On June 30, 2020, ABCO defaulted on this loan due to the reduction in business from Covid-19. As of the date of filing this report, no arrangements for resuming payments had been accomplished however the Company has been paying $1,000 for per month for the three months ended June 30, 2020.

On January 22, 2018 the Company borrowed $60,000 from Perfectly Green Corporation, a Texas corporation.  The Company repaid $26,246 leaving a balance of $33,754 at June 30 , 2020 and December 31, 2019. The note bears interest at 3% per annum and is payable upon demand after 60 days’ notice which can be requested at any time after May 31, 2018.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

AND THE YEAR ENDED DECEMBER 31, 2019

Note 11 – Convertible debentures -net of discounts

During the year ended December 31, 2019, the Company funded operations with borrowing on new convertible promissory notes. This table presents the positions on the notes as of June 30, 2020.

Holder	Date of Loan	Loan amount	OID and discounts and fees	Interest rate	Balance December 31, 2019	Balance June 30, 2020
Power Up Lending Group Ltd	5-13-19	$96,300	$13,300	8%	$4,300	$0
Power Up Lending Group Ltd	8-14-19	68,000	13,000	8%	68,000	0
Power Up Lending Group Ltd	9-11-19	76,000	13,000	8%	76,000	65,500
Crown Bridge Tranche 1	8-8-19	50,000	5,000	8%	50,000	32,400
Oasis Capital	9-1-18	150,000	124,671		274,671	302,013
Totals and balances for 6-30-2020		$442,300	$164,471		$472,971	$399,913

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

The Company issued to Power Up Lending Group, Inc. a $96,300 Convertible Promissory Note dated May 13, 2019 which contains an original issue discount of $10,000 (OID) and expenses of $3,300 [“Note”]. The Note is convertible into Company common stock beginning six months after the date of the Note with a stated discount rate of 19% as set forth in the Note. There is no trigger of derivative liability from conversion features until six months after initial borrowing date.  Without the OID, the effective discount would have been 35%. The net proceeds from this Note were used for working capital. $92,000 of this note was converted in 2019 and 2020. The balance of $4,300 was converted during the six months ended June 30, 2020.

The Company issued to Power Up Lending Group, Inc. [“Power Up”], a $68,000 Convertible Promissory Note dated August 14, 2019 [“Note”] which contains an original issue discount of $10,000.00 (OID) and expenses of $3,000.00 [“Note”]. The Note is convertible into Company common stock beginning six months after the date of the Note with an effective discount rate of approximately 19% upon conversion. There is no trigger of derivative liability from conversion features until six months after initial borrowing date.  Without the OID, the effective discount rate would be 35% as set forth in the Note. The net proceeds from the Note, was used for working capital. $68,000 of this note was converted during the six months ended June 30, 2020.

The Company issued to Power Up Lending Group, Inc. [“Power Up”], a $76,000 Convertible Promissory Note dated September 11, 2019 [“Note”] which contains an original issue discount of $10,000.00 (OID) and expenses of $3,000.00 [“Note”]. The Note is convertible into Company common stock beginning six months after the date of the Note with an effective discount rate of approximately 19 % upon conversion. There is no trigger of derivative liability from conversion features until six months after initial borrowing date.  Without the OID, the effective discount rate would be 35% as set forth in the Note. The net proceeds from the Note, was used for working capital. $10,500 of this note was converted during the six months ended June 30, 2020.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

AND THE YEAR ENDED DECEMBER 31, 2019

On August 8, 2019 the Company issued to Crown Bridge Partners, LLC a Convertible Promissory Note which contains an original issue discount of $15,000 and expenses of $6,000 [“Note”].  ABCO has borrowed the first tranche of $50,000 and paid the expenses of $5,000 of this agreement. The note is divided into 3 tranches with the 1st being executed on August 8, 2019 and the remaining 2 tranches to be issued at Company’s discretion. The note is convertible into Company common stock beginning six months after the date of the effective date of each tranche with a stated discount rate of 36%. There is no trigger of derivative liability from conversion features until six months after initial borrowing date. At the time of the Buyer’s funding of each tranche under the Note, the Company shall issue to Buyer as a commitment fee, a common stock purchase warrant to purchase an amount of shares of its common stock equal to 150% of the face value of each respective tranche divided by $0.05 (for illustrative purposes, the First Tranche face value is equal to $50,000, which resulted in the issuance of a warrant to purchase 1,500,000 shares of the Company’s common stock) pursuant to the terms provided therein (all warrants issuable hereunder, including now and in the future, shall be referred to, in the aggregate, as the “Warrant”) (all warrants issuable hereunder shall be in the same form as the Warrant issued in connection with the First Tranche). The net proceeds from this Note were used for working capital. A conversion feature is associated with this note and prorated from August 8, 2019 to September 30, 2019 in the amount of $4,314. The derivative liability calculation on this note due to its immediate convertibility resulted in a charge to income of $57,075 and a liability in the amount of $71,764. Management does not intend to exercise the last two options to borrow on this note. $17,600 of this note was converted during the three months ended June 30, 2020.

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

As of September 1, 2018 the Company entered into an Equity Purchase Agreement with Oasis Capital, LLC, a Puerto Rico limited liability company (“Investor”) pursuant to which Investor agreed to purchase up to $5,000,000 of the Company’s common stock at a price equal to 85% of the market price at the time of purchase (“Put Shares”). The Company agreed to file a new registration statement to register for resale the Put Shares. The Registration Statement must be effective with the SEC before Investor is obligated to purchase any Put Shares. In addition, the Company [i] issued to Investor a one year $150,000 note which is convertible at a fixed price of $.01 per share as a commitment fee for its purchase of Put Shares and [ii] delivered to Investor a Registration Rights Agreement pursuant to which the Company agreed to register all Put Shares acquired under the Equity Purchase Agreement. During 2019, Investor converted $19,405 of principal of the Note and received 22,392,161 shares of common stock. At December 31, 2019, the Note balance was $130,595. Due to change in accounting treatment this note was booked as a prepaid expense with add-on penalties for a total of $144,076 and a liability of $274,671.  The difference is charged to expenses for penalties, derivatives and derivative interest in the amount of $144,076. The entire balance of the prepaid amount has been expensed in the amount of $274,671 in 2019. The liability for this note was not recorded in 2018 because the note had not yet matured. During the six months ended June 30, 2020 Oasis converted $44,962 into shares. The balance on the original note including interest and penalties was $88,785 at June 30, 2020.

As of January 21, 2020 (“Effective Date”), the Company issued to Oasis a $208,000 Promissory Note, net of a prorated original issue discount of $16,000 (“Note”). The Company received $34,000 (“First Tranche”) and the Second in the amount of $25,000 was received in the 1st quarter. The Third Tranches under this Note were due in February and March 2020, respectively. In addition, the note caries an $8,000 credit for Oasis transactional expenses. There have been no additional loans from the transaction since tranche one and two totaling $59,000. Each Tranche matures nine months from the effective date of each such payment. The Company also agreed to issue to Oasis 5,000,000 shares of common stock as an incentive/commitment fee in connection with the transactions. The Company valued these shares at $14,500 and they are listed on the balance sheet under the cation Common Shares to be issued. The Company was required to use the proceeds received from the Note to retire currently outstanding convertible debt from two lenders which have not yet matured for conversion. The Note becomes convertible into common stock six months after the Effective Date at a 35% discount to market. The cash value of this note at June 30, 2020 was recorded at $72,303 including principal, fees and interest.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

AND THE YEAR ENDED DECEMBER 31, 2019

The combination of the two notes at June 30 2020 have a recorded balance of $302,013. Oasis and the Company have agreed to negotiate this commitment after the Company is current on its filings.

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

The following table shows the change in the fair value of the derivative liabilities on all outstanding convertible debt at June 30,2020 and at December 30,2019:

Description	June 30, 2020	December 31, 2019
Purchase price of the convertible debenture - net of discount	$442,300		$442,300
Valuation reduction during the period	(389,751)		(344,326)
Balance of derivative liability net of discount on the notes (See Consolidated Balance sheet liabilities)	$52,549		$97,974

Derivative calculations and presentations on the Statement of Operations
Loss on note issuance			$-
Change in Derivative (Gain) Loss	25,836		(48,453)
Derivative Finance fees	(2,660)		(318,972)
Gain (loss) on extinguishment of debt			(244,712)
Derivative expense charged to operations in 2020 and 2019 (See Consolidated Statement of Operations)	$23,176	$	(612,137)

Note 13 – Long term debt

Holder	Date issued	Interest rate	Amount due June 30, 2020 Check out numbers	Amount due December 31, 2019
Real Estate Note Allen-Neisen Family trust – Et. Al.	12-31-19	5%	$294,857	$300,000
US Treasury EIDL payroll loan (Forgivable	5-04-20	1%	124,099	-
Ascentium Capital	10-1-18	13%	8,781	11,192
Fredrick Donze	9-2-18	6%	2,873	4,043
Charles O’Dowd (officer)	8-9-18	6%	3,326	3,625
Total long term debt			433,936	318,860
Less Current portion			16,717	18,860
Total long-term debt			$417,219	$300,000

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

AND THE YEAR ENDED DECEMBER 31, 2019

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

ABCO acquired the assets of Dr. Fred Air Conditioning services on September 2, 2018 for the total price of $22,000. The allocation of the purchase price was to truck and equipment at $15,000 and the balance was allocated to inventory and the license for period of five or more years. The truck and equipment were financed by Ascentium Capital. The payments on the Ascentium capital note are $435 and the payments on the Donze note are $212 each per month

The Company purchased an automobile from its then President, Charles O’Dowd, with a promissory note in the amount of $6,575 dated August 9, 2018 and bears interest at 6% per annum for the three-year payment plan. Mr. O’Dowd is no longer an officer or employee of the Company. The principle payments during 2019 totaled $2,107. The balance at June 30, 2020 was $3,326.

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

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

AND THE YEAR ENDED DECEMBER 31, 2019

During the three months ended June 30, 2020 the following shares were converted from debt.

Capital Company	Shares converted	Dollars converted
Crown Bridge Partners	150,400,000	$7,052
Power Up	295,583,333	38,100
Oasis Capital	138,711,538	8,909
Total	584,694,871	$54,061

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

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

AND THE YEAR ENDED DECEMBER 31, 2019

Note 15 – Equity Awards

The following table sets forth information on outstanding option and stock awards held by the named executive officers of the Company at June 30, 2020 and December 31, 2019, including the number of shares underlying both exercisable and un-exercisable portions of each stock option as well as the exercise price and the expiration date of each outstanding option. See Note to Notes to Consolidated Financial Statements.

Outstanding Equity Awards After Fiscal Year-End (1)
Name	Number of securities underlying unexercised options exercisable (1)		Number of securities underlying unexercised options un-exercisable (2)	Option Exercise Price ($)	Option Grant Date	Option Expiration Date
Charles O’Dowd	500,000	(3)	0	$.001	01/01/2017	01/01/2021
Wayne Marx	500,000		0	$.001	01/01/2017	01/01/2021
Mikael Mildebrandt	1,000,000	(4)	8	$.001	11/01/2019	11/01/2013
Adrian Balinski	1,000,000	(4)	8	$.001	11/01/2019	11/01/2023

(1)	No Equity Awards were issued during the year ended December 31, 2019 or during the six months ended June 30, 2020.
(2)	All options vest 20% per year beginning on the first anniversary of their grant date.
(3)	This option was terminated when Mr. O’Dowd resigned from the Company in October 2019.
(4)	Messrs. Mildebrandt and Balinski were each awarded 1,000,000 shares of restricted common stock as of October 31, 2019, for being officers and directors of the Company.
(5)	Messers. Mildebrandt and Balinski have resigned as officers and directors.

An aggregate of 2,120,000 stock awards are outstanding under the Equity Incentive Plan as of December 31, 2019.  The 620,000 of the options are issued to a consultant of the Company.

Note 16 – Subsequent Events

On September 21, 2020, Oasis Capital, LLC, converted $15,493.25 of principal of the August 6, 2018 convertible note [“Note”] and received 109,724,630 shares. The remaining Note balance was $62,956.44after this conversion. The Company did not receive any proceeds from this conversion.

On July 21, 2020 the Company received an SBA loan from Bank of America in the amount of $150,000 that is guaranteed by the US Treasury Department. Installment payments, including principal and interest, of $731.00 Monthly, will begin Twelve (12) months from the date of the promissory Note. The balance of principal and interest will be payable Thirty (30) years from the date of the promissory Note. Interest will accrue at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date(s) of each advance. Each payment will be applied first to interest accrued to the date of receipt of each payment, and the balance, if any, will be applied to principal.  For loan amounts of greater than $25,000, Borrower hereby grants to SBA, the secured party hereunder, a continuing security interest in and to any and all “Collateral” as described herein to secure payment and performance of all debts, liabilities and obligations of Borrower to SBA hereunder without limitation, including but not limited to all interest, other fees and expenses (all hereinafter called “Obligations”). The Collateral includes the following property that Borrower now owns or shall acquire or create immediately upon the acquisition or creation thereof: all tangible and intangible personal property, including, but not limited to: (a) inventory, (b) equipment, (c) instruments, including promissory notes (d) chattel paper, including tangible chattel paper and electronic chattel paper, (e) documents, (f) letter of credit rights, (g) accounts, including health-care insurance receivables and credit card receivables, (h) deposit accounts, (i) commercial tort claims, (j) general intangibles, including payment intangibles and software and (k) as-extracted collateral as such terms may from time to time be defined in the Uniform Commercial Code. The security interest Borrower grants includes all accessions, attachments, accessories, parts, supplies and replacements for the Collateral, all products, proceeds and collections thereof and all records and data relating thereto.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

AND THE YEAR ENDED DECEMBER 31, 2019

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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW

FOR THE THREE MONTHS ENDED JUNE 30, 2020 TO THE THREE MONTHS ENDED JUNE 30, 2018

Our discussion of operating results for the three months ended June 30, 2020 and June 30, 2019 are presented below with major category details of revenue and expense including the components of operating expenses.

Sales consist of photovoltaic products, electrical services and LED lighting products and installation during both periods for the three months ended June 30, 2020 and for the three months ended June30, 2019.

Sales for the three months ended June 30, 2019 were $207,239 as compared to $459.616 for the same three months in 2019.  This is a decrease of $252,377 or 55% of the 2019 sales. The Solar sales revenue in 2020 and 2019 reflected the Covid 19 Pandemic effects on the Company and seasonal and changing market conditions in the financing of solar installations and competition from the public utilities in the Arizona markets and the effects of the COVID 19 Pandemic.  When the utilities in Arizona cancelled or substantially reduced net metering, all solar companies have struggled in the residential market. ABCO has begun its focus on commercial sales in 2017 and has been able to grow every period since that decision. ABCO has worked diligently to overcome the utility changes by focusing on commercial applications and the increased interest of business and government in the LED lighting contracts.

Cost of sales was $220,150 or 106% of revenues in 2020 and $410,224 or 58% of revenues in 2019.  Gross margins were (9%) of revenue in 2020 and 24% of revenue for the three months of 2019.  During 2020 and 2019 we have been offering new products and have found our entry market prices for steel parking structures have added gross margins higher than usual because we use outside contractors for the entire projects.  Our gross profit reflects this decision.  We feel that we have made progress in entering the parking shade markets and that our gross margins will stabilize as growth lowers these margins in the future.

Total selling, general and administrative expenses were $305,231 or 147% of revenues in 2020 and $240,805 or 52% of revenues for the same period in 2019.  Net (loss) income from operations for the three-month period ended June 30 , 2020 was $(18,431) as compared to the net loss of $(76,295) for the same three-month period ended June 30, 2019.  Our operating expenses for this period were higher by $64,426 than the comparative period in 2019. The interest expense during the period ended June 30, 2020 was lower by $13,472 than in the period ended June 30, 2019 due mostly to the lack of new convertible loans during this period where accounting treatment requires the recording of prepaids interest during the first phase of the loan.  Derivative liabilities of convertible debentures were $313,313 during the current period as compared to $0 in the prior year. This combination of factors decreased the loss for the period ending June 30, 2020 to $(18,431) as compared to $(76,925) on June 30, 2019, due almost entirely by the change in derivative income and expenses.

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

SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO SIX MONTHS ENDED JUNE 20, 2019.

Our discussion of operating results for the six months ended June 30, 2020 and June 30, 2019 are presented below with major category details of revenue and expense including the components of operating expenses.

Sales consist of photovoltaic products, electrical services and LED lighting products and installation during the six months ended June 30, 2020 and for the six months ended June 30, 2019.

Sales for the six months ended June 30, 2020 were $522,031 as compared to $1,113,626 for the same three months in 2019.  This is an decrease of 591,595 or 53% of the 2019 sales. The Solar sales revenue in 2020 and 2019 reflected seasonal and changing market conditions in the financing of solar installations and competition from the public utilities in the Arizona markets and the effects of the Covid 19 Pandemic.  ABCO has begun its focus on commercial sales in 2018 and has been able to grow every period since that decision until the effects of the Pandemic. ABCO has worked diligently to overcome the utility changes by focusing on commercial applications and the increased interest of business and government in the LED lighting contracts.

Cost of sales was $434,320 or 83% of revenues in 2020 and $678,886 or61% of revenues in 2019.  Gross margins were 17% of revenue in 2020 and 39% of revenue for the six months of 2019.  During 2020 and 2019 we have been offering new products and have found our entry market prices for steel parking structures have added gross margins higher than usual because we use outside contractors for the entire projects.  Our gross profit reflects this decision.  We feel that we have made progress in entering the parking shade markets and that our gross margins will stabilize as growth lowers these margins in the future.

Total selling, general and administrative expenses were $465,410 or 89% of revenues in 2020 and $501,866 or 45% of revenues for the same period in 2019.  Net (loss) income from operations for the six-month period ended June 30, 2020 was $(371,205) as compared to the net loss of $(595,760) for the same six month period ended June 30, 2019.  Our operating expenses for this period were lower by $36,456 than the comparative period in 2019. The interest expense during the period ended June 30, 2020 was lower by $89,306 than in the period ended June 30, 2019 due mostly to the increase in working capital through new merchant loans and derivatives on convertible debt.  Derivative liabilities of convertible debentures decreased by $445,822 during the current period as compared to the prior year. This combination of factors decreased the loss for the six month period ending June 30, 2020 to $(371,205)  as compared to $(575,760) for the six months ended June 30, 2019, due almost entirely by the change in derivative income and expenses.

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

STATEMENTS OF CASH FLOWS FOR THE SIX ENDED JUNE 30, 2020 AND 2019

During the six months ended June 30, 2020 our net cash provided by operating activities was $13,596 and comparatively the net cash used by operating activities in the three months ended June 30, 2019 was $(98,823).  Net cash used by operating activities in the period ended June 30, 2020 consisted primarily of net losses from operations of $(371,205) for 2020 as compared to a loss of $(595,760) for 2019.  Depreciation adjustments were of non-cash expenses were $11,470 and $5,290 for each period respectively. Derivative portion of convertible debt accounted for charges to income for future changes in value of the underlying stock in the amount of $(19,589) for the period ended June 30, 2020.  None of this expense will be realized if this debt is retired before maturity.  The Company experienced an increase in accounts payable of $112,751 and a decrease of $(264,958) for each period respectively.  This is primarily due to the Company’s ability apply cash receipts from investors and operations to pay past and current creditors during each period. Accounts receivable decreased by $184,556, net of adjustments for contracts in process, during the period ended June 30, 2020 due to increases in contract payments at the end of the period.

Net cash used for investing activities for the periods ended June 30, 2020 and 2019 was $(8,765) and $5354 respectively due to receipt of principal on leases paid or terminated and equipment acquisitions.

Net cash provided by financing activities for the periods ended June 30, 2020 and 2019 was $120,230 and $81,387 respectively. Net cash provided by financing activities for 2020 and 2019 resulted primarily from the sale of common stock, loans from a financial institution and loans from a Director, Officer and affiliates. Any future conversions will increase the number of shares outstanding and the Stockholders Equity by the amount of the original investment.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements have been for carrying cost of accounts receivable after completion of contracts.  The industry habitually requires the solar contractor to wait for the utility approval in order to be paid for the contracts. This process can easily exceed 90 days and sometimes requires the Company as the contractor to pay all or most of the cost of the project without assistance from suppliers. Our working capital at June 30, 2020 was $(1,602,188) and it was $(1,558,100) at December 31, 2019.  This increase of $44,088 was primarily due to losses from operations during the period ended June 30, 2020 and adjustments for possible future losses on derivative conversions.  Bank financing has not been available to the Company, but we have been able to increase our credit lines with our suppliers because of good credit.  There are no material covenants on our credit lines, normally due in 30 days, since they are standard in the industry and the balances vary on a daily basis. Most are personally guaranteed by the Officer of the Company.

The total borrowed from Directors, Affiliates and officers totaled $313,608 plus accrued interest of $110,034 as of June 30, 2020. There are no existing agreements or arrangement with any Director to provide additional funds to the Company.

During the six months period ended June 30, 2020 or the last fiscal year ended December 31, 2019 there were no transactions, or proposed transactions, which have materially affected or will materially affect the Company in which any director, executive officer or beneficial holder of more than 5% of the outstanding common, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Not Applicable to Smaller Reporting Companies.

Item 4.     Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including the Company’s Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms. Based upon that evaluation, the Chairman/CEO and the Chief Financial Officer concluded that our disclosure controls and procedures are not currently effective in timely alerting them to material information relating to the Company required to be included in the Company’s period SEC filings. The Company is attempting to expand such controls and procedures, however, due to a limited number of resources the complete segregation of duties is not currently in place.

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

Item 1A.  Risk Factors

Not Applicable.

Item 2.     Unregistered Sale of Equity Securities and Use of Proceeds

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures.

Not Applicable.

Item 5.     Other Information

Not Applicable.

Item 6.     Exhibits

Exhibit No.	Description of Exhibit

3(i)	Articles of Incorporation, as amended (1)
3(ii)	By-Laws (1)
10(a)	Share Exchange Agreement dated July 15, 2011 (1)
10(b)	8% of $40,000 Convertible Note dated March 16, 2016 (3)
10(c)	12% $25,000 Convertible Note dated March 23, 2016 (3)
10(d)	10% $55,000 Convertible Note dated April 1, 2016 (4)
10(e)	5% $42,000 Convertible Note dated April 5, 2016 (4)
10(f)	10% $40,000 Convertible Note dated May 3, 2016 (4)
10(g)	8% $30,000 Convertible Note dated May 6, 2016 (4)
21	Subsidiaries of Registrant (1)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
31.2	Certifications of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
99.1	SBA Loan Documents dated May 3,2020 with respect to a $124,099 loan under the Paycheck Protection Program under the US CARES Act. (5)
99.2	SBA Loan Authorization and Agreement, Note and Security Agreement, each dated June 29, 2020, with respect to the $150,000 loan (6)
101 INS	XBRL, Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Labels Linkbase Document

(1)	Previously filed with the Company’s Form 10, SEC File No. 000-55235, filed on July 1, 2014, and incorporated herein by this reference as an exhibit to this Form 10-Q.
(2)	Attached.
(3)	Previously filed with the Company’s Form 10-K, File No. 000-55235, filed with the Commission on April 11, 2016 and incorporated herein by this reference.
(4)	Previously filed with the Company’s Form 10-Q, File No. 000-55235, filed with the Commission on May 20, 2016 and incorporated herein by this reference.
(5)	Previously filed with the Company’s Form 8-K, File No. 000-55235, filed with the Commission on May 7, 2020 and incorporated herein by this reference.
(6)	Previously filed with the Company’s Form 10-Q, File No. 000-55235, filed with the Commission on September 1, 2020 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

September 29, 2020

ABCO ENERGY, INC

/s/ Adrian Balinski
Adrian Balinski
Title: Acting President &
Chief Executive Officer (CEO)

/s/ Adrian Balinski
Adrian Balinski
Chief Financial Officer (CFO)
Principal Accounting Officer (PAO)