Form 10-Q
period 2020-09-30
ABCO Energy, Inc.
filed 2020-11-23
CIK 1300938

As Filed with the Securities and Exchange Commission on November 23, 2020

File No:  000-55235

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission file number: 000-55235

ABCO ENERGY, INC.

 (Name of registrant as specified in its Charter)

Nevada	46-5342309
(State of Incorporation)	(IRS Employer Identification No.)

2505 No. Alvernon Way, Tucson, AZ	85712
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	520-777-0511

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON STOCK	ABCE	PINK MARKET

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

As of November 23, 2020, we had 2,687,999,095 shares of common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.     Financial Statements

ABCO ENERGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2020

Consolidated Balance Sheets: As of September 30, 2020 (Unaudited), and as of December 31, 2019 (Audited)	4

Consolidated Statements of Operations: For the Three Months Ended September 30, 2020 and September 30, 2019 and for the Nine months ended September 30, 2019 and September 30, 2018 (Unaudited)	5

Consolidated Statement of Shareholders Equity for the Nine Months Ended September 30, 2020 and September 30, 2019 (audited)	6

Consolidated Statements of Cash Flows: For the Nine Months Ended September 30, 2020 and September 30, 2019 (Unaudited)	7

Notes to the Consolidated Financial Statements (Unaudited)	8

ABCO ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2020 Unaudited	December 31, 2019 Audited
Current Assets
Cash	$36,644	$12,620
Accounts receivable on completed projects	31,242	30,408
Costs and estimated earnings on contracts in progress	-	243,693
Amortizable original issue discounts on debt	32,213	89,561
Total Current Assets	100,099	376,282
Fixed Assets
Real Estate, Vehicles, furniture & equipment – net of accumulated depreciation	354,748	354,938
Other Assets
Investment in long term leases	3,995	$4,136
Security deposits	2,700	5,200
Total Other Assets	6,695	9,336
Total Assets	$461,542	$740,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$590,561	$583,700
Costs and estimated earnings on contracts in progress	189,532	-
Short-term notes payables	171,805	436,267
Excess billing on contracts in progress	194,401	76,052
Derivative liability on convertible debentures	143,946	97,974
Notes payable – from officers	323,258	248,558
Convertible debenture	324,499	472,971
Current portion of long term debt	16,717	18,860
Total Current Liabilities	1,954,719	1,934,382

Long term debt, net of current portion	561,899	300,000
Total Liabilities	2,516,618	2,234,382

Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred stock, 100,000,000 shares authorized, $0.001 par value, and 30,000,000 shares issued and outstanding at September 30, 2020 and 30,000,000 at December 31, 2019.	30,000	30,000
Common stock 5,000,000,000 shares authorized, $0.001 value, and 1,516,109,317 Issued and outstanding at September 30, 2020 and 150,590,887 outstanding at December 31, 2019, respectively.	1,516,109	150,591
Common shares sold not issued 5,000,000 at September 30, 2020 and -0- at December 31, 2019	5,000	-
Additional paid-in capital	3,754,485	4,887,091
Accumulated deficit	(7,360,670)	(6,561,508)
Total Stockholders’ Deficit	(2,055,076)	(1,493,826)
Total Liabilities and Stockholders’ Deficit	$461,542	$740,556

See accompanying notes to the unaudited consolidated financial statements.

ABCO ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Revenues	$246,102	$512,988	$768,133	$1,626,614

Cost of Sales	281,419	325,366	715,739	1,004, 252

Gross Profit	(35,317)	187,622	52,394	622,362

Operating Expenses:
Payroll	9,645	90,720	94,126	304,309
Payroll taxes	30,085	12,070	57,215	46,258
Share based expense	-	-	14,500	-
Consulting	25,019	15,067	45,028	39,604
Corporate expense	13,998	14,962	32,449	34,055
Professional fees	45,273	21,301	92,564	96,733
Rent	8,311	8,362	25,536	26,137
Insurance	40,429	12,176	60,239	49,064
Other administrative expenses	17,099	31,848	233,612	112,212
Total operating expense	189,859	206,506	655,269	708,372

Net income (Loss) from operations	(225,176)	(18,884)	(602,875)	(86,010)

Other expenses
Interest on notes payable	(20,975)	(105,010)	(37,657)	(210,998)
Loss on note issuance derivatives	(25,836)
Change in Derivative Gain (Loss)	(157,575)	64,093	(157,575)	(113,840)
Finance Fees – derivatives	1,605	(57,075)	(1,055)	(57,075)
Gain (Loss) on extinguishment of debt				(244,712)
Total other expenses	(202,781)	(97,992)	(196,287)	(626,625)

Net (Loss) before provision for income taxes	(427,957)	(116,876)	(799,162)	(712,635)

Provision for income tax	-	-	-	-

Net (loss)	$(427,957)	$(116,876)	$(799,162)	$(712,635)

Net (loss) Per Share (Basic and Fully Diluted)	$(.01)	$(.01)	$(.01)	$(.01)

Weighted average number of common shares used in the calculation – Adjusted for reversal	1,280,322,222	63,392,630	835,850,102	47,639,460

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

AND FOR THE YEAR ENDED DECEMBER 31, 2019

(UNAUDITED)

	Common Stock
	Shares	Amount $0.001 Par	Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2018	32,756,288	$32,756	$30,000	$4,379,793	$(5,180,431)	$(737,882)
Common shares issued under private placement offering - net of expenses	4,740,000	4,740		75,516		80,256
Common shares issued for conversion of convertible debenture notes - net of expenses	113,094,599	113,095		30,132		143,227
Re-class derivative liability from conversion				401,650		401,650
Net (loss) for the year					(1,381,327)	(1,381,327)
Balance at December 31, 2019	150,590,887	$150,591	$30,000	$4,887,091	$(6,561,508)	$(1,493,826)
Common shares issued for conversion of convertible debenture notes - net of expenses	1,365,518,430	1,365,518		(1,090,281)		275,237
Shares to be issued for compensation	5,000,000	5,000		9,500		14,500
Expenses of capital stock issuances				(23,000)		(23,000)
Derivative changes to APIC				(28,825)		(28,825)
Net (loss) for the nine months ended September 30, 2020					(799,162)	(799,162)
Balance at September 30 2020	1,521,109,317	$1,521,109	$30,000	$3,754,485	$(7,360,670)	$(2,055,076)

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

	September 30,	September,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$(799,162)	$(712,635)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	6,593	7,915
Shares issued for compensation	14,500
Inventory change	-	(7921)
Change in amortizable debt discount	-	14,662
Finance fees on derivatives	1,055	57,075
Change in derivative liability	45,972	113,841
Gain or loss on extinguishment of debt	-	244,712
Changes in Accounts receivable on incomplete projects	432,391	145,542
Change in prepaid expense and OID	57,348	(23,201)
Billings in excess of costs on incomplete projects	118,349	109,890
Accounts payable and accrued expenses	6,861	(28,398)
Net cash used in operating activities	(116,093)	(78,518)

Cash flows from investing activities
Equipment purchased	(12,770)	(2,213)
Change in security deposits	2,500	-
Proceeds from investments in long term leases	141	6,458
Net cash provided by (used for) investing activities	(10,129)	4,245

Cash Flows from Financing Activities:
Proceeds from sale of common stock – net of expenses	237,912	15,867
Proceeds of affiliate loans	74,700	25,417
Proceeds from merchant loans	-	209,500
Payments on merchant notes	(57,470)	(170,517)
Payments or proceeds from material lender – net of expenses	(206,993)	(46,192)
Payments or proceeds on long term debt	259,756	-
Proceeds from convertible note payable	(73,058)	362,000
Payments and conversion of convertible notes	(84,601)	(277,000)
Net cash provided by financing activities	150,246	119,075

Net increase (decrease) in cash	24,024	44,802
Cash, beginning of period	12,620	67,707
Cash, end of period	$36,644	$112,509

Supplemental disclosures of cash flow information:

Cash paid for interest	$37,657	$210,998
Income taxes paid or accrued	-	-
Share based compensation	$14,500	$-

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019AND DECEMBER 31, 2019

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

DESCRIPTION OF PRODUCTS

ABCO sells and installs Solar Photovoltaic electric systems that allow the customer to produce their own power on their residence or business property. These products are installed by our crews and are purchased from both USA and offshore manufacturers. We have available and utilize many suppliers of US manufactured solar products from such companies as Mia Soleil, Canadian Solar, Westinghouse Solar and various Italian, Korean, German and Chinese suppliers. In addition, we purchase from several local and regional distributors whose products are readily available and selected for markets and price. ABCO offers solar leasing and long term financing programs from Service Finance Corporation, Green Sky, AEFC and others that are offered to ABCO customers and other marketing and installation organizations.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

Revenue Recognition

The Company generates revenue from sales of solar products, LED lighting, installation services and leasing fees. During the last two fiscal years, the company had product sales as follows:

Sales Product and Services Description	September 30, 2020		September 30, 2019
Solar PV residential and commercial sales	$615,687	70%	$1,574,349	98%
Air conditioning sales and service	77,018	15%
Energy efficient lighting & other income	75,219	15%	51,733	2%
Interest Income	209	-%	532	-%
Total revenue	$768,133	100%	$1,626,614	100%

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

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

AND THE YEAR ENDED DECEMBER 31, 2019

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

Inventory

The Company records inventory of construction supplies at cost using the first in first out method.  After review of the inventory on an annual basis, the Company discounts all obsolete items to fair market value and has established a valuation reserve of 10% of the inventory at total cost to account for obsolescence. As of December 31, 2019, all inventory was written off. Inventory at September 30, 2020, was $0 and at September 30, 2019 was $61,870.

Income Taxes

The Company has net operating loss carryforwards as of September 30, 2020 totaling approximately $4,988,933 net of accrued derivative liabilities and stock-based compensation, which are assumed to be non-tax events. A deferred 21% tax benefit of approximately $1,047,676 has been offset by a valuation allowance of the same amount as its realization is not assured. The full realization of the tax benefit associated with the carry-forward depends predominately upon the Company’s ability to generate taxable income during future periods, which is not assured.

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

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

AND THE YEAR ENDED DECEMBER 31, 2019

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses, approximate their fair values because of the current nature of these instruments. Debt approximates fair value based on interest rates available for similar financial arrangements. Derivative liabilities which have been bifurcated from host convertible debt agreements are presented at fair value. See note __ for complete derivative and convertible debt disclosure.

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

Effects of Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued accounting pronouncements and have determined the following have an effect on our financial statements:

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

 Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. The Company incurred a net loss of $(799,162), the net cash flow used in operations was $(116,093) and its accumulated net losses from inception through the period ended September 30, 2020 is $(7,360,670), which raises substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s development activities since inception have been financially sustained through capital contributions from shareholders.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

AND THE YEAR ENDED DECEMBER 31, 2019

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

Note 4 – Accounts Receivable

Accounts receivable as of September 30, 2020 and 2019, consists of the following:

Description	September 30, 2020	September 30, 2019
Accounts receivable on completed contracts	$31,242	$30,408
Costs and estimated earnings on contracts in progress	-	243,693
Total	$31,242	$274,101

Costs and Estimated Earnings on projects are recognized on the percentage of completion method for work performed on contracts in progress at September 30, 2020 and September 30, 2019.

The Company records contracts for future payments based on contractual agreements entered into at the inception of construction contracts. Amounts are payable from customers based on milestones established in each contract. Larger contracts are billed and recorded in advance and unearned profits are netted against the billed amounts such that accounts receivable reflect current amounts due from customers on completed projects and amounts earned on projects in process are reflected in the balance sheet as costs and estimated earnings in excess of billings on contracts in progress. Excess billings on contracts in process are recorded as liabilities and were $194,401 at September 30, 2020 and $76,052 at September 30, 2019.

Note 5 – Inventory

Inventory of construction supplies not yet charged to specific projects was $0.00 at September 30, 2020, and $ 61,870 as of September 30, 2019. The Company values items of inventory at the lower of cost or net realizable value and uses the first in first out method to charge costs to jobs. The Company wrote off all of its inventory during 2019.

Note 6 – Security deposits and Long Term Commitments

The Company has paid security deposits on the rented spaces it occupies for offices and warehouse which total $2,700 on September 30, 2020 and at December 31, 2019. The Company also made a deposit in the amount of $2,500 on a business purchase that was abandoned and this deposit was refunded during 2020.

On May 1, 2014, the Company rented office and warehouse space at 2100 N. Wilmot #211, Tucson, Arizona 85712. This facility consists of 3,600 square feet. The Company now has one month remaining on a one year lease with monthly rent of $2,741 which was renewed on November 1, 2019 to a term of one year. ABCO has a forward commitment of $2741 for the next four months. Subsequent to this statement, the Company moved into its own building that was purchased in 2019 and abandoned the Wilmot Avenue space. It now occupies 4,800 square foot of office and warehouse space and one-half acre of land.

Note 7 – Investment in long term leases

Long term leases recorded on the consolidated financial statements were $3,995 at September 30, 2020 and $4,136 at December 31, 2019 respectively. During the year ended December 31, 2019 one of the leases owned by AEFC was paid in full by the customer and the Company recorded net proceeds of $6,376.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

AND THE YEAR ENDED DECEMBER 31, 2019

Note 8 – Fixed Assets

The Company has acquired all its office and field work equipment with cash payments and financial institution loans. The total fixed assets consist of land and building, vehicles, office furniture, tools and various equipment items and the totals are as follows:

	September 30,	December 31,
Asset	2020	2019
Land and Building	$326,400	$326,400
Equipment	134,326	121,556
Accumulated depreciation	(105,978)	(93,018)
Fixed Assets, net of accumulated depreciation	$354,748	$354,938

Depreciation expenses for the six months ended September 30, 2020 and 2019 was $6,593 and $7,915 respectively.

On December 31, 2019 the Company purchased a building at 2505 N Alvernon consisting of 4,800 SF building and approximately ½ acre of land. The property was financed by a $25,000 loan from Green Capital (GCSG) and a mortgage from the seller for the $300,000 balance. The purchase price was $325,000 plus closing costs of $1,400.

Note 9 – Notes Payable from Officers and Related Party Transactions

Related party notes payable as of September 30, 2020 and December 31, 2019 consists of the following:

Description	September 30, 2020	December 31, 2019
Notes payable – Director bearing interest at 12% per annum, unsecured, demand notes.	$60,000,	$60,000
Note payable – Mr. O’Dowd bearing interest at 12% per annum, unsecured, demand note	61,052	61,052
Note payable – other bearing interest at 12% per annum, unsecured, demand note.	202,206	127,506
Total	$323,258	$248,558

The first note in the amount of $60,000 provides for interest at 12% per annum and is unsecured. This note resulted in an interest charge of $41,448 accrued and unpaid at September 30, 2020 and $36,061 at December 31, 2019.

The second note has a current balance of $61,052 as of September 30, 2020. The note is an unsecured demand note and bears interest at 12% per annum. This note resulted in an interest charge of $32,848 accrued and unpaid at September 30, 2020 and $27,368 at December 31, 2019.

The third note is from a related party and has a current balance of $202,206 as of December 31, 2020. The note is an unsecured demand note and bears interest at 12% per annum. This note resulted in an accumulated interest charge of $45,516 accrued and unpaid at September 30, 2020 and $28,556 at December 31, 2019.

The combined total funds due to Officers and related parties totaled $443,069 with principle and interest at September 30, 2020.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

AND THE YEAR ENDED DECEMBER 31, 2019

Note 10 – Short Term Notes Payable

Description	September 30, 2020	December 31, 2019
Bill’d Exchange, LLC, an equipment capital lender, initial financing August 2, 2019, finances equipment for commercial contracted customers in varying amounts	$32,859	$239,852
Merchant loan – Knight Capital Funding, LLC	38,694	61,747
Merchant loan – Pearl lending	51,750	65,664
Merchant loan – Green Capital	14,748	35,250
Private money loan from Perfectly Green Corporation, borrowed January 22, 2018, bearing interest at 3% per annum, unsecured (3) demand note-Original balance $60,000, current balance	33,754	33,754
Total	$171,805	$436,267

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

On January 30, 2019 the Company borrowed $153,092 including principal and interest from Knight Capital Funding, LLC, and [“KCF”] bearing interest at 23% per annum, unsecured.  This loan was refinanced on August 10, 2019 and replaced with a new loan of $144,900 from KCF. The balance and accrued interest at December 31, 2019 was $61,747. On February 18, 2020 ABCO defaulted on this loan due to the reduction in business from Covid-19. As of the date of filing this report, no arrangements for resuming payments had been accomplished. The last adjusted balance at the date of default was $38,694.

On December 6, 2019 the Company borrowed $52,174 from Pearl Delta Funding that contained a repayment in the amount of $72,000 in 160 payments of $450.  This unsecured note bears interest at the imputed rate of approximately 36% per annum. The unpaid balance of principle and interest at December 31, 2019 was $65,664. On February 18, 2020 ABCO defaulted on this loan due to the reduction in business from Covid-19. As of the date of filing this report, no arrangements for resuming payments had been accomplished but the balance had been reduced to $51,750 through payments to the date of default

On December 31, 2019 ABCO borrowed $25,000 from Green Capital Funding, LLC.  The proceeds from this loan were used to acquire the real estate purchased on the date of the loan.  This unsecured loan bears interest at approximately 36%   and has a repayment obligation in the amount of $35,250 in 76 payments. The unpaid balance of principle and interest at December 31, 2019 was $35,250. On February 18, 2020, ABCO defaulted on this loan due to the reduction in business from Covid-19. As of the date of filing this report, no arrangements for resuming payments had been accomplished however the Company has been paying $1,000 for per month for the three months ended September 30, 2020 and has reduced the balance to $14,748 as of the date of this report.

On January 22, 2018 the Company borrowed $60,000 from Perfectly Green Corporation, a Texas corporation.  The Company repaid $26,246 leaving a balance of $33,754 at September 30, 2020 and December 31, 2019. The note bears interest at 3% per annum and is payable upon demand after 60 days’ notice which can be requested at any time after May 31, 2018.

Note 11 – Convertible debentures -net of discounts

During the year ended December 31, 2019, the Company funded operations with borrowing on new convertible promissory notes. This table presents the positions on the notes as of September 30, 2020.

Holder	Date of Loan	Loan amount	OID and discounts and fees	Interest rate	Balance December 31, 2019	Balance September 30, 2020
Power Up Lending Group Ltd	5-13-19	$96,300	$13,300	8%	$4,300	$0
Power Up Lending Group Ltd	8-14-19	68,000	13,000	8%	68,000	0
Power Up Lending Group Ltd	9-11-19	76,000	13,000	8%	76,000	57,450
Crown Bridge Tranche 1	8-8-19	50,000	5,000	8%	50,000	23,540
Oasis Capital	9-1-18	150,000	124,671		274,671	243,509
Totals and balances for 6-30-2020		$442,300	$164,471		$472,971	$324,499

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

The Company issued to Power Up Lending Group, Inc. a $96,300 Convertible Promissory Note dated May 13, 2019 which contains an original issue discount of $10,000 (OID) and expenses of $3,300 [“Note”]. The Note is convertible into Company common stock beginning six months after the date of the Note with a stated discount rate of 19% as set forth in the Note. There is no trigger of derivative liability from conversion features until six months after initial borrowing date.  Without the OID, the effective discount would have been 35%. The net proceeds from this Note were used for working capital. $92,000 of this note was converted in 2019 and 2020. The balance of $4,300 was converted during the nine months ended September 30, 2020.

The Company issued to Power Up Lending Group, Inc. [“Power Up”], a $68,000 Convertible Promissory Note dated August 14, 2019 [“Note”] which contains an original issue discount of $10,000.00 (OID) and expenses of $3,000.00 [“Note”]. The Note is convertible into Company common stock beginning six months after the date of the Note with an effective discount rate of approximately 19% upon conversion. There is no trigger of derivative liability from conversion features until six months after initial borrowing date.  Without the OID, the effective discount rate would be 35% as set forth in the Note. The net proceeds from the Note, was used for working capital. $68,000 of this note was converted during the six months ended September 30, 2020.

The Company issued to Power Up Lending Group, Inc. [“Power Up”], a $76,000 Convertible Promissory Note dated September 11, 2019 [“Note”] which contains an original issue discount of $10,000.00 (OID) and expenses of $3,000.00 [“Note”]. The Note is convertible into Company common stock beginning six months after the date of the Note with an effective discount rate of approximately 19 % upon conversion. There is no trigger of derivative liability from conversion features until six months after initial borrowing date.  Without the OID, the effective discount rate would be 35% as set forth in the Note. The net proceeds from the Note, was used for working capital. $18,550 of this note was converted during the nine months ended September 30, 2020.

On August 8, 2019 the Company issued to Crown Bridge Partners, LLC a Convertible Promissory Note which contains an original issue discount of $15,000 and expenses of $6,000 [“Note”].  ABCO has borrowed the first tranche of $50,000 and paid the expenses of $5,000 of this agreement. The note is divided into 3 tranches with the 1st being executed on August 8, 2019 and the remaining 2 tranches to be issued at Company’s discretion. The note is convertible into Company common stock beginning six months after the date of the effective date of each tranche with a stated discount rate of 36%. There is no trigger of derivative liability from conversion features until six months after initial borrowing date. At the time of the Buyer’s funding of each tranche under the Note, the Company shall issue to Buyer as a commitment fee, a common stock purchase warrant to purchase an amount of shares of its common stock equal to 150% of the face value of each respective tranche divided by $0.05 (for illustrative purposes, the First Tranche face value is equal to $50,000, which resulted in the issuance of a warrant to purchase 1,500,000 shares of the Company’s common stock) pursuant to the terms provided therein (all warrants issuable hereunder, including now and in the future, shall be referred to, in the aggregate, as the “Warrant”) (all warrants issuable hereunder shall be in the same form as the Warrant issued in connection with the First Tranche). The net proceeds from this Note were used for working capital. A conversion feature is associated with this note and prorated from August 8, 2019 to September 30, 2019 in the amount of $4,314. The derivative liability calculation on this note due to its immediate convertibility resulted in a charge to income of $57,075 and a liability in the amount of $71,764. Management does not intend to exercise the last two options to borrow on this note. $26,460 of this note was converted during the three months ended September 30, 2020.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

AND THE YEAR ENDED DECEMBER 31, 2019

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

As of September 1, 2018 the Company entered into an Equity Purchase Agreement with Oasis Capital, LLC, a Puerto Rico limited liability company (“Investor”) pursuant to which Investor agreed to purchase up to $5,000,000 of the Company’s common stock at a price equal to 85% of the market price at the time of purchase (“Put Shares”). The Company agreed to file a new registration statement to register for resale the Put Shares. The Registration Statement must be effective with the SEC before Investor is obligated to purchase any Put Shares. In addition, the Company [i] issued to Investor a one year $150,000 note which is convertible at a fixed price of $.01 per share as a commitment fee for its purchase of Put Shares and [ii] delivered to Investor a Registration Rights Agreement pursuant to which the Company agreed to register all Put Shares acquired under the Equity Purchase Agreement. During 2019, Investor converted $19,405 of principal of the Note and received 22,392,161 shares of common stock. At December 31, 2019, the Note balance was $130,595. Due to change in accounting treatment this note was booked as a prepaid expense with add-on penalties for a total of $144,076 and a liability of $274,671.  The difference is charged to expenses for penalties, derivatives and derivative interest in the amount of $144,076. The entire balance of the prepaid amount has been expensed in the amount of $274,671 in 2019. The liability for this note was not recorded in 2018 because the note had not yet matured. During the nine months ended June 30, 2020 Oasis converted $31,162 into shares. The balance on the original note including interest and penalties was $62,956 at September 30, 2020.

As of January 21, 2020 (“Effective Date”), the Company issued to Oasis a $208,000 Promissory Note, net of a prorated original issue discount of $16,000 (“Note”). The Company received $34,000 (“First Tranche”) and the Second in the amount of $25,000 was received in the 1st quarter. The Third Tranches under this Note were due in February and March 2020, respectively. In addition, the note caries an $8,000 credit for Oasis transactional expenses. There have been no additional loans from the transaction since tranche one and two totaling $59,000. Each Tranche matures nine months from the effective date of each such payment. The Company also agreed to issue to Oasis 5,000,000 shares of common stock as an incentive/commitment fee in connection with the transactions. The Company valued these shares at $14,500 and they are listed on the balance sheet under the cation Common Shares to be issued. The Company was required to use the proceeds received from the Note to retire currently outstanding convertible debt from two lenders which have not yet matured for conversion. The Note becomes convertible into common stock six months after the Effective Date at a 35% discount to market. The cash value of this note at September 30, 2020 was recorded at $180,553 including principal, fees and interest.

The combination of the two notes at September 30 2020 have a recorded balance of $243,509. Oasis and the Company have agreed to negotiate this commitment after the Company is current on its filings. Subsequent to the date of this statement, Oasis converted the entire remaining balance of $62,956 into shares of stock.

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

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

AND THE YEAR ENDED DECEMBER 31, 2019

The following table shows the change in the fair value of the derivative liabilities on all outstanding convertible debt at September 30,2020 and at December 30,2019:

Description	September 30, 2020	December 31, 2019
Purchase price of the convertible debenture - net of discount	$442,300		$442,300
Valuation reduction during the period	(298,354)		(344,326)
Balance of derivative liability net of discount on the notes (See Consolidated Balance sheet liabilities)	$143,946		$97,974

Derivative calculations and presentations on the Statement of Operations
Loss on note issuance			$-
Change in Derivative (Gain) Loss	(157,575)		(48,453)
Derivative Finance fees	(1,055)		(318,972)
Gain (loss) on extinguishment of debt			(244,712)
Derivative expense charged to operations in 2020 and 2019 (See Consolidated Statement of Operations)	$(158,630)	$	(612,137)

Note 13 – Long term debt

Holder	Date issued	Interest rate	Amount due September 30, 2020	Amount due December 31, 2019
Real Estate Note Allen-Neisen Family trust – Et. Al.	12-31-19	5%	$291,914	$300,000
US Treasury EIDL payroll loan (Forgivable	5-04-20	1%	124,099	-
US Treasury SBA guaranteed loan	7-21-20	3.75%	149,900	-
Ascentium Capital	10-1-18	13%	7,024	11,192
Fredrick Donze	9-2-18	6%	3,733	4,043
Charles O’Dowd (officer)	8-9-18	6%	1,946	3,625
Total long term debt			578,616	318,860
Less Current portion			16,717	18,860
Total long-term debt			$561,899	$300,000

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

ABCO acquired the assets of Dr. Fred Air Conditioning services on September 2, 2018 for the total price of $22,000. The allocation of the purchase price was to truck and equipment at $15,000 and the balance was allocated to inventory and the license for period of five or more years. The truck and equipment were financed by Ascentium Capital. The payments on the Ascentium capital note are $435 and the payments on the Donze note are $212 each per month

The Company purchased an automobile from its then President, Charles O’Dowd, with a promissory note in the amount of $6,575 dated August 9, 2018 and bears interest at 6% per annum for the three-year payment plan. Mr. O’Dowd is no longer an officer or employee of the Company. The principle payments during 2019 totaled $2,107. The balance at September 30, 2020 was $1,946.

Note 14 – Stockholder’s Deficit

Common Stock

During the year ended December 31, 2019 the Company sold 4,740,000 shares of restricted common shares in Regulation S offerings to non-US investors. The total proceeds from the offering was $160,305. Commission and expense reimbursements totaled $80,049. The Company recorded net proceeds totaling $80,256.

In addition, debenture holders converted debt into 1,365,518,410 shares which were issued upon conversion of $275,237 of the notes referred to in Note 10 above.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

AND THE YEAR ENDED DECEMBER 31, 2019

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

During the three months ended September 30, 2020 the following shares were converted from debt.

Capital Company	Shares converted	Dollars converted
Crown Bridge Partners	99,000,000	$8,880
Power Up	170,000,000	40,800
Oasis Capital	1,097,220,189	24,884
Total	1,366,220,189	$74,564

Preferred Stock

On September 15, 2017 and on September 15, 2018, the Board of Directors authorized on each such date the issuance of 15,000,000 preferred shares for an aggregate of 30,000,000 shares of Class B Convertible Preferred Stock [“Series B”] to both Directors of the Company and to two unaffiliated Consultants or a total of 30,000,000 shares of Series B. The Company assigned a value of $15,000 for the shares for 2017 and 2018. Of the Series B, 12,000,000 shares were issued to Charles O’Dowd and 2,000,000 to Wayne Marx, the Directors. Each Consultant received 8,000,000 shares. See the Company’s Schedule 14C filed with the Commission on September 28, 2018. These shares have no market pricing and management assigned an aggregate value of $30,000 to the stock issued based on the par value of $0.001. The 30,000,000 shares of preferred Stock, each with has 200 votes for each Preferred share held by them of record. The holders of the Preferred are also entitled to an additional 300,000,000 common shares upon conversion of the Preferred Stock. As a result of owning of these shares of Common and Preferred Stock, the Control Shareholders will have voting control the Company.

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

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

AND THE YEAR ENDED DECEMBER 31, 2019

Note 15 – Equity Awards

The following table sets forth information on outstanding option and stock awards held by the named executive officers of the Company at September 30, 2020 and December 31, 2019, including the number of shares underlying both exercisable and un-exercisable portions of each stock option as well as the exercise price and the expiration date of each outstanding option. See Note to Notes to Consolidated Financial Statements.

Outstanding Equity Awards After Fiscal Year-End (1)
Name	Number of securities underlying unexercised options exercisable (1)		Number of securities underlying unexercised options un-exercisable (2)	Option Exercise Price ($)	Option Grant Date	Option Expiration Date
Charles O’Dowd	500,000	(3)	0	$.001	01/01/2017	01/01/2021
Wayne Marx	500,000		0	$.001	01/01/2017	01/01/2021
Mikael Mildebrandt	1,000,000	(4)	8	$.001	11/01/2019	11/01/2013
Adrian Balinski	1,000,000	(4)	8	$.001	11/01/2019	11/01/2023

(1)	No Equity Awards were issued during the year ended December 31, 2019 or during the six months ended September 30, 2020.
(2)	All options vest 20% per year beginning on the first anniversary of their grant date.
(3)	This option was terminated when Mr. O’Dowd resigned from the Company in October 2019.
(4)	Messrs. Mildebrandt and Balinski were each awarded 1,000,000 shares of restricted common stock as of October 31, 2019, for being officers and directors of the Company.
(5)	Messers. Mildebrandt and Balinski have resigned as officers and directors.

An aggregate of 2,120,000 stock awards are outstanding under the Equity Incentive Plan as of December 31, 2019.  The 620,000 of the options are issued to a consultant of the Company.

Note 16 – Subsequent Events

On September 21, 2020, Oasis Capital, LLC, converted $15,493.25 of principal of the August 6, 2018 convertible note [“Note”] and received 109,724,630 shares. The remaining Note balance was $62,956.44 after this conversion. The Company did not receive any proceeds from this conversion. Prior to filing this report, Oasis converted the balance of the note to shares.

On May 29, 2020, Power Up notified the Company that it was in default under the terms of its Convertible Promissory Note dated September 11, 2019 for failure to file this Form 10K on a timely basis and thereby becoming a non-reporting company under the 1934 Exchange Act. Demand for immediate payment of $98,250 plus accrued interest and accrued default interest was also made. The Company is currently considering its options as to how to respond/proceed with respect thereto. In September 2020, Power Up withdrew its default notice after the Company became current in its filings under the 1934 Exchange Act with the SEC.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW

THREE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2019.

Our discussion of operating results for the three months ended September 30, 2020 and September 30, 2019 are presented below with major category details of revenue and expense including the components of operating expenses.

Sales consist of photovoltaic products, electrical services and LED lighting products and installation during both periods for the three months ended September 30, 2020 and for the three months ended September 30, 2019.

Sales for the three months ended September 30, 2020 were $246,102 as compared to $512,988 for the same three months in 2019. This is a decrease of $266886 or 52% of the 2019 sales. The Solar sales revenue in 2020 and 2019 reflected seasonal and changing market conditions in the financing of solar installations. ABCO has increased their efforts to sell into the commercial markets and increased focus on the financial requirements of nonprofit organization’s financing requirements during the 2020 period. The results of these changes and efforts have begun to materialize and are shown in the results of operations.

Cost of sales was 114% of revenues in 2020 and 63% of revenues in 2019.  Gross margins were (14) % of revenue in 2020 and 36 % of revenue for the three months of 2019.  During 2020 and 2019 we have been offering new products and have found our entry market prices for steel parking structures have added gross margins higher than usual because we use outside contractors for the entire projects.  Our gross profit reflects this decision.  We feel that we have made progress in entering the parking shade markets and that our gross margins will stabilize as growth lowers these margins in the future.

Total selling, general and administrative expenses were 77% of revenues in 2020 and 40% of revenues for the same period in 2019.  Net loss for the three-month period ended September 30, 2020 was $(427,957) as compared to the net loss $(116,876) for the same three-month period ended September 30, 2019.  Our operating expenses for this period were lower by $16,647 than the comparative period in 2019. The interest expense during the period ended September 30, 2020 were lower by $84,035 than in the period ended September 30, 2019 due mostly to the working capital provision of merchant loans and convertible debt being borrowed and funds utilized and because no new loans were taken out in 2020 that carry upfront fees.. This combination of factors increased the net loss by $(311,081) during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.  Since our year to date revenues are lower than the previous year, this resulted in lower operating expenses as a percentage of total revenue.

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

NINE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO NINE MONTHS ENDED SEPTEMBER 20, 2019.

Our discussion of operating results for the nine months ended September 30, 2020 and September 30, 2019 are presented below with major category details of revenue and expense including the components of operating expenses.

Sales consist of photovoltaic products, electrical services and LED lighting products and installation during the nine months ended September 30, 2020 and for the nine months ended September 30, 2019.

Sales for the nine months ended September 30, 2020 were $768,133 as compared to $1,626,614 for the same nine months in 2019.  This is a decrease of $858,481 or 53% of the 2019 sales. The Solar sales revenue in 2020 and 2019 reflected seasonal and changing market conditions in the financing of solar installations and competition from the public utilities in the Arizona markets.  ABCO began its focus on commercial sales in 2018 and has had success in the commercial market. ABCO has worked diligently to overcome the utility changes by focusing on commercial applications and the increased interest of business and government in the LED lighting contracts.

Cost of sales was $715,739 or 93% of revenues in 2020 and $1,004,252 or 62% of revenues in 2019.  Gross margins were 7% of revenue in 2020 and 38% of revenue for the nine months of 2019.  During 2020 and 2019 we have been offering new products and have found our entry market prices for steel parking structures have added gross margins higher than usual because we use outside contractors for the entire projects.  Our gross profit reflects this decision.  We feel that we have made progress in entering the parking shade markets and that our gross margins will stabilize as growth lowers these margins in the future.

Total selling, general and administrative expenses were $655,269 or 85% of revenues in 2020 and $708,372 or 44% of revenues for the same period in 2019.  Net (loss) income from operations for the nine-month period ended September 30, 2020 was $(799,162) as compared to the net loss of $(712,635) for the same nine month period ended September 30, 2019.  Our operating expenses for this period were lower by $53,103 than the comparative period in 2019. The interest expense during the period ended September 30, 2020 was lower by $173,341 than in the period ended September 30, 2019 due mostly to the increase in working capital through new merchant loans and derivatives on convertible debt.  Derivative liabilities of convertible debentures were $0 during the current period as compared to the prior year. This combination of factors increased the loss for the period ending September 30, 2020 to $(799,162) as compared to $(712,635) for the nine months ended September 30, 2019.

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

STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

During the nine months ended September 30, 2020 our net cash used in operating activities was $(116,093) and comparatively the net cash used by operating activities in the nine months ended September 30, 2019 was $(78,518).  Net cash used by operating activities in the period ended September 30, 2020 consisted primarily of net losses from operations and derivative valuations of $(103,320) for 2020 as compared to a loss of $(335,352) for 2019.  Depreciation adjustments were of non-cash expenses were $6,593 and $7,915 for each period respectively. Derivative portion of convertible debt accounted for charges to income for future changes in value of the underlying stock in the amount of $(143,946) for the period ended September 30, 2020.  None of this expense will be realized if this debt is retired before maturity.  The Company experienced a decrease in accounts payable of $6,861 and an increase of $28,398 for the nine months period in 2019.  This is primarily due to the Company’s better standing with creditors and increased ability to pay debts. Cash receipts from investors and operations are being used to pay past and current creditors during each period.  Accounts receivable decrease by $432,391, net of adjustments for contracts in process, during the period ended September 30, 2020 due to contract started last year and finished rapid increases in contracts at the end of the period.

Net cash used and provided for investing activities for the periods ended September 30, 2020 and 2019 was $(10,129) and $4,245 respectively due to receipt of principal on leases paid or terminated and equipment acquisitions.

Net cash provided by financing activities for the periods ended September 30, 2020 and 2019 was $150,246 and $119,075 respectively. Net cash provided resulted primarily from the sale of common stock, loans from a financial institution and loans from a Director, Officer and affiliates. Cash provided by financing activities during the periods ended September 30, 2020 were primarily from the sale of common stock and loans from financial institutions. Any future conversions will increase the number of shares outstanding and the Stockholders Equity by the amount of the original investment. Management intends to retire some of these notes before maturity.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements have been for carrying cost of accounts receivable after completion of contracts.  The industry habitually requires the solar contractor to wait for the utility approval in order to be paid for the contracts. This process can easily exceed 90 days and sometimes requires the Company as the contractor to pay all or most of the cost of the project without assistance from suppliers. Our working capital at September 30, 2020 was $(1,854,620) and it was $(1,558,100) at December 31, 2019.  This increase of $296,520 was primarily due to losses from operations during the period ended September 30, 2020 and adjustments for possible future losses on derivative conversions.  Bank financing has not been available to the Company, but we have been able to increase our credit lines with our suppliers because of good credit.  There are no material covenants on our credit lines, normally due in 30 days, since they are standard in the industry and the balances vary on a daily basis. Most are personally guaranteed by the Officer of the Company.

The total borrowed from Directors, Affiliates and officers totaled $323,258 plus accrued interest of $119,811 as of September 30, 2020. There are no existing agreements or arrangement with any Director to provide additional funds to the Company.

During the nine months period ended September 30, 2020 or the last fiscal year ended December 31, 2019 there were no transactions, or proposed transactions, which have materially affected or will materially affect the Company in which any director, executive officer or beneficial holder of more than 5% of the outstanding common, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Not Applicable to Smaller Reporting Companies.

Item 4.     Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, September 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including the Company’s Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms. Based upon that evaluation, the Chairman/CEO and the Chief Financial Officer concluded that our disclosure controls and procedures are not currently effective in timely alerting them to material information relating to the Company required to be included in the Company’s period SEC filings. The Company is attempting to expand such controls and procedures, however, due to a limited number of resources the complete segregation of duties is not currently in place.

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

Item 1A.  Risk Factors

Not Applicable.

Item 2.     Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures.

Not Applicable.

Item 5.     Other Information

Not Applicable.

Item 6.     Exhibits

Exhibit No.	Description of Exhibit

3(i)	Articles of Incorporation, as amended (1)
3(ii)	By-Laws (1)
10(a)	Share Exchange Agreement dated July 15, 2011 (1)
10(b)	8% of $40,000 Convertible Note dated March 16, 2016 (3)
10(c)	12% $25,000 Convertible Note dated March 23, 2016 (3)
10(d)	10% $55,000 Convertible Note dated April 1, 2016 (4)
10(e)	5% $42,000 Convertible Note dated April 5, 2016 (4)
10(f)	10% $40,000 Convertible Note dated May 3, 2016 (4)
10(g)	8% $30,000 Convertible Note dated May 6, 2016 (4)
10(h)	Knight Capital Future Receivables Sales Agreement dated August 8, 2019 (2)
21	Subsidiaries of Registrant (1)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)
31.2	Certifications of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)
101 INS	XBRL, Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	Previously filed with the Company’s Form 10 filed on July 1, 2014, and incorporated herein by this reference as an exhibit to this Form 10-Q.
(2)	Previously filed with the Company’s Form 10-Q filed with the Commission on August 19, 2019 and incorporated herein by this reference.
(3)	Previously filed with the Company’s Form 10-K filed with the Commission on April 11, 2016 and incorporated herein by this reference.
(4)	Previously filed with the Company’s Form 10-Q filed with the Commission on May 20, 2016 and incorporated herein by this reference.
(5)	Attached.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

November 23, 2020

ABCO ENERGY, INC

/s/ David Shorey
David Shorey
Title: Acting President and Chief Executive Officer (CEO)

/s/ David Shorey
David Shorey
Acting Chief Financial Officer (CFO)
Acting Principal Accounting Officer (PAO)