Form 10-K
period 2020-12-31
ABCO Energy, Inc.
filed 2021-04-15
CIK 1300938

As filed with the Securities and Exchange Commission on April 15, 2021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

Commission File Number 000-55235

ABCO ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada		20-1914514
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

2505 N. Alvernon Way Tucson, Arizona	85712	(520) 777-0511
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON STOCK	ABCE	OTC PINK MARKET

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

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐ No ☒

As of April 13, 2021, the aggregate market value of common stock held by non-affiliates was approximately $1,785,814 using the closing price on that day of $0.055.

As of April 13, 2021 there were 32,469,331 shares of registrant’s common stock outstanding.

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

A 170 to 1 Reverse Stock Split became effective with the Financial Industry Regulatory Authority (“Finra”) on January 4, 2021 where upon our common stock began to trade on a reverse split adjusted basis. All per share numbers and share prices included herein have been adjusted to reflect this Reverse Stock Split, including the audited financial statements.

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

OVERVIEW

As of December 31, 2020, we operated in Tucson and Phoenix, Arizona. The Company’s plan is to expand to more locations in North America in the next year as funding becomes available. We believe that the solar and energy efficiency business functions better if the employees are local individuals working and selling in their own community. Our customers have indicated a preference for dealing with local firms and we will continue our focus on company-owned integrated product and services offices. Once a local firm is established, growth tends to come from experience, quality and name recognition. We remain committed to high quality operations.

Our audited statements for the years ended December 31, 2020 and 2019 are presented below with major category details of revenue and expense including the components of operating expenses.

DESCRIPTION OF PRODUCTS

ABCO sells and installs Solar Photovoltaic electric systems that allow the customer to produce their own power on their residence or business property. These products are installed by our crews and are purchased from both USA and offshore manufacturers. We have available and utilize many suppliers of US manufactured solar products from such companies as Peimar, Mia Soleil, Canadian Solar, Boviet, Westinghouse Solar and various Korean, German, Italian and Chinese suppliers. In addition, we purchase from several local and regional distributors whose products are readily available and selected for markets and price. ABCO offers solar leasing and long term financing programs from Service Finance Corporation, Green Sky, AEFC and others that are offered to ABCO customers and other marketing and installation organizations.

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

ABCO Solar offers solar systems “Operations and Maintenance Services” to residential and commercial customers that have solar systems built by ABCO or other solar installers. Many installers have gone out of business and ABCO’s service enables these customer’s system to continue to operate. ABCO’s service enables customers to maintain their warranties, remove and replace their systems for roof maintenance and to maintain peak efficiency. ABCO now operates and maintains systems in many cities in Arizona and intends to continue to expand this operation and maintenance segment of its business.

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

ABCO will contract directly with manufacturers for its Solar Street Light and other lighting products and will sell, install and maintain these products.

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

Most of these programs are slated for expiration at differing times in the future. The federal tax credit of 30% of installation cost expired at the end of 2019 but will continue at reduced rates through 2024. The 2020 and 2021 rate is 26%. The customers benefit from the federal and state tax credits which pass through to the owners of the solar systems. Investors often require the ownership to remain in their hands so that the tax credits can be passed through to them. This results in a lesser amount to finance and a benefit to the lessee because it lowers the lease payments. To the extent known, the curtailment or reduction of this tax credit will make a material change in our business and will very likely lower our sales prices and gross margins. Extension of the program or small reductions will probably not have a material effect on sales or gross margins because the suppliers will adjust to the new norm. We again emphasize, we cannot predict any of the future or the outcome of unknowns. State rebate mandates and state tax credits are variable by state. All of these programs provide incentives for our customers that result in reduced cost. The price of solar products has also been reduced drastically in the past few years which is helping to balance the reduction of the subsidies.

The State of Arizona subsidized incentives are not material to our programs at this time. Since the State of Arizona offers $1,000 tax credit per residential installation and no utility rebates for residential or commercial installations of solar systems, this amount of credit is not likely to negatively impact our business because it will not materially affect the price of the installation. This amount currently represents less than 5% of the price of an average residential installation.

CUSTOMER BASE

Referrals are important in any market and time in business makes the customer base grow. No customer represented a significant percentage of the Company’s total revenue in the fiscal years ended December 31, 2020 or 2019. The company believes that the knowledge, relationships, reputation and successful track record of its management will help it to build and maintain its customer base.

EXPERIENCED MANAGEMENT

The Company believes that it has experienced management. ABCO’s president, David Shorey, has 12 years of experience in the sales and installation of solar products and more than 40 years of business experience. Mr. Shorey has the ability and experience to attract and hire experienced and talented individuals to help manage the company.

Mr. Wayne Marx has been a member of the ABCO Board of Directors for ten years. He also has over 40 years of self-employed business experience The Company believes that long term business experience is our most valuable management tool.

ABCO has several experienced and long term employees on staff with a number of years of experience in provision of electrical services including lighting, HVAC and solar installations. The Company believes that the knowledge, relationships, reputation and successful track record of its management will help it to build and maintain its customer base.

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

EMPLOYEES

The Company presently has 10 full-time employees with four (3) in management, and two (2) in sales and the balance are in various labor crew positions. The Company anticipates that it will need to hire additional employees as the business grows. In addition, the Company may expand the size of our Board of Directors in the future. Mr. Shorey devotes full time (40 plus hours) to the affairs of the Company. No employees are represented by a union and there have not been any work stoppages.

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

●

The date on which we are deemed to be “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We will qualify as a “large accelerated filer” as of the first day of the first fiscal year after we have (i) more than $700 million in accelerated common equity held by our non-affiliated shareholders and (ii) been public for at least 12 months. The value of our outstanding common equity will be measured each year on the last day of our second fiscal quarter.

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

COVID-19 DISCLOSURE

COVID-19 is currently impacting countries, communities, businesses, and markets, as well as global financial condition and results of operations for 2020 and 2021. We believe that it could have a bearing on our ability to follow through with our business plan for the next 12 months, including our ability to obtain necessary financing.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company purchased land and buildings for its operations on December 31, 2019 and moved into the property in October 2020. The property consists of 4800 square foot of office and warehouse space and approximately one-half acre of land. The entire cost of the property was $325,000 plus closing costs. The property was finance by a $25,000 loan from Green Capital (GCSG) and a mortgage from the seller for the balance. The purchase price was allocated between Building $125,000 and Land $200,000. The previously occupied space was abandoned at the end of its lease and the Company wrote off the cost of abandoned leasehold improvements in 2020. The Company considers these facilities adequate for current operations level and for substantial growth in the future.

There is no lease on the Williams, Arizona property because this office is located in the office of a Director and no lease has been established. Additional space is available in the current locations if needed. The company currently rents small warehouse space in Phoenix Arizona to support it operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

A VERY LIMITED MARKET FOR OUR SHARES

Effective January 4, 2021, our shares were listed on the OTC Market under the symbol ABCED after giving effect to a 1 for 170 reverse stock split which became effective on that date. On December 31, 2019, the shares were de-listed from OTCQB to the OTC Pink market for failure to meet the pricing requirements of OTCQB. At December 31, 2020, there were approximately 1,200 record holders of Company shares according to recent NOBO lists.

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

MARKET INFORMATION HOLDERS

As of April 1, 2021, we had approximately 1,200 shareholders of record of our common stock. The number of record holders was determined from the records of our transfer agent and from other sources including NOBO listing of beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is VStock Transfer LLC, 18 Lafayette Place, Woodmere, New York, 17598.

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

RESULTS OF OPERATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2020 AND 2019

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes. This discussion and analysis contain certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for fiscal 2020 and 2019, cash requirements, and our expansion plans. Only statements which are not historical facts are forward-looking and speak only as of the date on which they are made. Information included in this discussion and analysis includes commentary on company-owned offices and sales volumes. Management believes such sales information is an important measure of our performance and is useful in assessing consumer acceptance of the ABCO Energy Business Model and the overall health of the Company. All our financial information is reported in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Such financial information should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP.

OVERVIEW

As of December 31, 2020, we operated in Tucson and Phoenix, Arizona. The Company’s plan is to expand to more locations in North America in the next year. We believe that the solar and energy efficiency business functions better if the employees are local individuals working and selling in their own community. Our customers have indicated a preference for dealing with local firms and we will continue our focus on company-owned integrated product and services offices. Once a local firm is established, growth tends to come from experience, quality and name recognition. This will result in larger contracting jobs, statewide expansion and growth in revenue. We remain committed to high quality operations.

Our operating results for the years ended December 31, 2020 and 2019 are presented below with major category details of revenue and expense including the components of operating expenses. Footnotes to the financial statements discloses the related party transactions of Officer, Directors and other related parties.

FISCAL YEAR ENDED DECEMBER 31, 2020 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2019

Sales decreased to $1,161,106 in 2020, a decrease of $1,191,061 or 51% under 2019 sales of $2,352,167. The Covid 19 Pandemic, Lack of funds and available staff has reduced our ability to maintain our sales momentum. Our experience has shown us that there is going to be such pressure on our market, and we are changing to prevent the decreases in sales in the future. We have added new products and new sales personnel and intend to find merger and acquisition funding and acquisition or merger candidates during the current year. There is no assurance that ABCO will be able to accomplish these goals in the coming year.

Cost of sales decreased by $916,623, or 54% to $784,730 in 2020 from $1,701,353 in 2019 due primarily to the decrease in sales. The Company also changed its focus from residential installs to a commercial focus in order to meet changes in the market. Gross margin as a percentage of total sales was at 32% in 2020 from 28% in 2019, primarily due to higher margins associated with commercial jobs and better management of costs on the larger commercial jobs in 2019. We hope to bid these contracts more favorably in the future to prevent negative cost of sales numbers. We hope that more efficient production and a sales mix shift to the higher profit commercial market emphasis will improve these numbers.

General and administrative expenses decreased by $266,758 to $846,640 in 2020 from $1,113,398 in 2019 due primarily to increases in professional fees and derivative expenses for the period and the 2020 reduction of administration staff.  In order to control operating expenses and to closely administering public company expenses in 2020, we reduced our staff. The 51% decrease in sales revenue is the main reason administrative expenses needed to decrease in 2020.

Net loss from operations increased by $7,680 to $(470,264) for the year ended December 31, 2020 as compared to a loss from operations of $(462,584) for the year ended December 31, 2019. This increase is attributable to expenses from financing. We had similar margins in 2020 as in 2019 due to the emphasis on commercial projects.

Total Net loss for the twelve months ended December 31, 2020 was $(524,759) and $(1,381,077) for the year ended December 31, 2019. This decrease is attributable to expenses from financing and professional fee charges in 2019 that did not occur in 2020.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements have been for carrying cost of accounts receivable and inventory during and after completion of contracts. This process can easily exceed 90 days and requires the contractor to pay all or most of the cost of the project without assistance from suppliers. Our working capital at December 31, 2020 was $(1,509,716) and it was $(1,558,101) at December 31, 2019. This decrease of $46,385 was primarily funded by our private equity offerings. Bank financing has not been available to the Company.

ABCO Energy has increased its loan obligations or long term debt in 2020. Our long-term debt net of current portion totaled $472,293 at December 31, 2020 and $300,000 at December 31, 2019 due mainly to the SBA loans and equipment purchase loans obtained by the Company. The Company owed Officers and Directors $311,340 and $248,558 respectively on demand notes, an increase of $62,782 as an additional loan from the President of ABCO.

STATEMENTS OF CASH FLOWS

During the years ended December 31, 2020 and 2019 our net cash used in operating activities was $(66,859) and $(664,840) respectively. Net cash provided by operating activities in the period ended December 31, 2020 and 2019 consisted primarily of net loss from operations adjusted for non-cash expenses and a decrease in accounts payable and accrued expenses and mainly the changes in the results of operations.

Net cash provided by (used in) investing activities for the years ended December 31, 2020 and 2019 was $(47,094) and $(24,737) respectively. This is primarily due to the purchase of autos for operations. Net cash provided by financing activities for the years ended December 31, 2020 and 2019 was $155,601 and $634,490 respectively. Net cash provided by financing activities for 2020 and 2019, resulted primarily from the issuance of common stock and the conversion of convertible debt into common stock.

Since our inception on August 8, 2008 through December 31, 2020 we have incurred net losses of $(7,086,267), including the effects of derivatives on convertible debt totaling $2,288,555. Our cash and cash equivalent balances were $54,268 and $12,620 as of December 31, 2020 and 2019 respectively. At December 31, 2020, we had total liabilities of $2,398,499 as opposed to $2,234,383 at December 31, 2019, an increase of $164,116. Most of the increase occurred because of the SBA long term loan and the auto purchases.

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

OFF BALANCE SHEET TRANSACTIONS

The Company has no off balance sheet transactions during the years ended December 31, 2020 and 2019.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8. FINANCIAL STATEMENTS.

ABCO ENERGY, INC.

FOR CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ABCO Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ABCO Energy, Inc. (“the Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the two years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years ended December 31, 2020 and 2019, respectively, in conformity with accounting principles generally accepted in the United States of America.

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

Slack & Company CPAs LLC

We have served as the Company’s auditor since 2020	Dated: April 15, 2021

ABCO ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2020, and 2019

	December 31 2020	December 31 2019
ASSETS
Current Assets
Cash	$54,268	$12,620
Accounts receivable on completed projects	43,221	30,408
Costs and estimated earnings on contracts in progress	319,001	243,693
Amortizable original issue discount	-	89,561
Total Current Assets	$416,490	$376,282
Fixed Assets
Fixed assets – net of accumulated depreciation	393,887	354,938
Other Assets
Investment in long term leases	3,995	4,136
Security deposits	-	5,200
Total Other Assets	3,995	9,336
Total Assets	$814,372	$740,556
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$526,981	$583,700
Short term notes payable	347,459	436,267
Excess billing on contracts in progress	558,907	76,052
Derivative liability on convertible debentures	-	97,974
Notes payable from officers	311,340	248,558
Convertible debentures – net of discount	153,817	472,971
Current portion of long term debt	27,702	18,860
Total Current Liabilities	1,926,206	1,934,382

Long term debt, net of current portion	472,293	300,000

Total Liabilities	2,398,499	2,234,382
Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred stock, 100,000,000 shares authorized, $0.001 par value, and 30,000,000 shares issued and outstanding at December 31, 2020 and at December 31, 2019	30,000	30,000
Common stock, 2,000,000,000 shares authorized, $0.001 par value, 15,702,037 and 885,829, issued and outstanding at December 31, 2020 and December 31, 2019, respectively	15,702	886
Additional paid-in capital	5,456,438	5,036,796
Accumulated deficit	(7,086,267)	(6,561,508)
Total Stockholders’ Deficit	(1,584,127)	(1,493,826)
Total Liabilities and Stockholders’ Deficit	$814,372	$740,556

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

	December 31, 2020	December 31, 2019
Revenues, net	$1,161,106	$2,352,167
Cost of Sales	784,730	1,701,353
Gross Profit	376,376	650,814

Operating Expenses:
Payroll	218,339	321,497
Payroll Taxes	43,667	62,820
Consulting expense	81,028	48,459
Insurance	60,239	62,193
Professional fees	106,624	264,649
Rent	31,580	34,724
Other selling and administrative expense	305,163	319,056
Total operating expense	846,640	1,113,398

Net (Loss) from operations	(470,264)	(462,584)

Other expenses:
Interest expense, net	(37,657)	(306,356)
Loss on note issuance		-
Change in derivative liability (Gain) Loss	(13,629)	(48,453)
Finance Fees – derivatives	(3,209)	(318,972)
(Loss) on extinguishment of debt	-	(244,712)
Total other expenses	(54,495)	(918,493)

Net (Loss) before provision for income taxes	(524,759)	(1,381,077)

Provision for income tax	-	-

Net (loss)	$(524,759)	$(1,381,077)

Net (loss) Per Share (Basic and Fully Diluted)	$(0.01)	$(0.01)

Weighted average number of common shares used in the calculation	8,293,933	539,257

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Common Stock
Shares are recast in 2019 and 2018 for 170 for 1 reverse of common stock	Shares	Amount $0.001 Par	Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2018	192,684	$193	$30,000	$4,412,356	$(5,180,431)	$(737,882)
Common shares issued under private placement offering - net of expenses	27,883	28		80,228		80,256
Common shares issued for conversion of convertible debenture notes - net of expenses	665,263	665		142,562		143,227
Reclass derivative liability from conversion				401,650		401,650
Net (loss) for the year					(1,381,077)	(1,381,077)
Balance - December 31, 2019	885,829	$886	$30,000	$5,036,796	$(6,561,508)	$(1,493,826)

Common shares issued for conversion of convertible debenture notes - net of expenses	9,107,296	9,107		220,658		229,765
Common shares issued for warrants net of expenses	5,708,912	5,709		198,984		204,693
Net (loss) for the year					(524,759)	(524,759)
Balance - December 31, 2020	15,702,037	$15,702	$30,000	$5,456,438	$(7,086,267)	$(1,584,127)

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

	December 31	December 31
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(524,759)	$(1,381,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,486	10,213
Change in amortizable debt discount on convertible debt	89,561	-
Shares issued to officers and consultants		-
Inventory write down		53,950
Loss on note issuance		-
Derivative liability (Gain) Loss	13,629	48,453
Finance fees on derivatives	3,209	318,972
Gain (loss) on extinguishment of debt	-	244,712
Changes in operating assets and liabilities:
Changes in Accounts receivable	(12,813)	74,779
Change in accounts receivable on incomplete contracts	(75,308)	(59,207)
Billings in excess of costs on incomplete projects	482,855	(9,725)
Accounts payable and accrued expenses	(56,719)	34,090
Net cash used in operating activities	(66,859)	(664,840)

Cash Flows used in Investing Activities:
Cash paid for land and building	-	(26,400)
Purchase of equipment	(52,435)	(2,213)
Proceeds from investments in long term leases	141	6,376
Increase in lease deposits	5,200	(2,500)
Net cash used in investing activities	(47,094)	(24,737)

Cash Flows from Financing Activities:
Proceeds from sale of common stock net of expenses	495,394	240,368
Proceeds from convertible debenture	(319,154)	290,300
Payments of and conversions of convertible debentures	(84,602)	(94,757)
Proceeds from merchant loans	6,828	260,342
Payments on merchant loans	(65,470)	(151,043)
Proceeds (Payments) on related party notes payable	123,834	63,201
Increase in loans from material lenders	(208,390)	239,852
Change in derivative liability	(97,974)	(202,541)
Proceeds (Payment) on long term debt	181,136	(11,232)
Proceeds from SBA PPE loan payroll	123,999
Net cash provided by financing activities	155,601	634,490
Net increase (decrease) in cash	41,648	(55,087)
Cash, beginning of period	12,620	67,707
Cash, end of period	$54,268	$12,620

Supplemental disclosures of cash flow information:
Cash paid for interest	$37,657	$151,965
Income taxes paid or accrued	-	-
Proceeds from mortgage on Equipment, land and buildings	48,280	300,000
Proceeds from SBA loan 30 years	150,000	-
Proceeds from SBA payroll loan EIDL	123,999	-

Supplemental Disclosure of Non-cash investing and financing activities:
Shares issued or to be issued for services	$14,500	-
Convertible loans for prepaid expenses resulting in non-cash proceeds – Oasis notes	-	276,509
Changes in derivative liabilities charged to operations and cash flow from operations - net	-	612,137

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND

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

On December 13, 2020, the Board of Directors of the Company approved a reverse stock split of its common stock, at a ratio of 1-for-170 (the “Reverse Stock Split”).  The Reverse Stock Split became effective with FINRA (the Financial Industry Regulatory Authority) and in the marketplace on January 4, 2021 (the “Effective Date”), whereupon the shares of common stock began trading on a split adjusted basis.

On December 23, 2018, the Board of Directors of the Company approved a reverse stock split of its common stock, at a ratio of 1-for 20 (the “Reverse Stock Split”). The Reverse Stock Split became effective with FINRA (the Financial Industry Regulatory Authority) and in the marketplace on December 23, 2018 (the “Effective Date”), whereupon the shares of common stock began trading on a split adjusted basis.

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

FOR THE YEARS ENDED DECEMBER 31, 2020 AND

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

ABCO Solar offers solar systems “Operations and Maintenance Services” to residential and commercial customers that have solar systems built by ABCO or other solar installers. Many installers have gone out of business and ABCO’s service enables these customer’s system to continue to operate. ABCO’s service enables customers to maintain their warranties, remove and replace their systems for roof maintenance and to maintain peak efficiency. ABCO now operates and maintains systems in many cities in Arizona and intends to continue to expand this operation and maintenance segment of its business.

Note 2 – Summary of significant accounting policies.

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

Revenue Recognition

The Company generates revenue from sales of solar products, LED lighting, installation services and leasing fees. During the last two fiscal years, the company had product sales as follows:

Sales Product and Services Description	December 31, 2020		December 31, 2019
Solar PV residential and commercial sales	$938,633	81%	$2,352,794	96%
Air conditioning sales and service	28,800	2%
Energy efficient lighting & other income	193,333	16%	98,759	3%
Interest Income	340	1%	614	1%
Total revenue	$1,161,106	100%	$2,352,167	100%

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

FOR THE YEARS ENDED DECEMBER 31, 2020 AND

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

Inventory

The Company records inventory of construction supplies at cost using the first in first out method.  After review of the inventory on an annual basis, the Company discounts all obsolete items to fair market value and has established a valuation reserve of 10% of the inventory at total cost to account for obsolescence. As of December 31, 2019 all inventory was written off resulting in balances at December 31, 2020 of $0 and at December 31, 2019 of $0.

Income Taxes

The Company has net operating loss carryforwards as of December 31, 2020 totaling approximately $4,659,812 net of accrued derivative liabilities and stock-based compensation, which are assumed to be non-tax events. A deferred 21% tax benefit of approximately $978,561 has been offset by a valuation allowance of the same amount as its realization is not assured. The full realization of the tax benefit associated with the carry-forward depends predominately upon the Company’s ability to generate taxable income during future periods, which is not assured.

The Company files in the US only and is not subject to taxation in any foreign country. There are three open years for which the Internal Revenue Service can examine our tax returns so 2017, 2018 and 2019 are still open years and 2020 will replace 2017 when the tax return is filed.

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

FOR THE YEARS ENDED DECEMBER 31, 2020 AND

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses, approximate their fair values because of the current nature of these instruments. Debt approximates fair value based on interest rates available for similar financial arrangements. Derivative liabilities which have been bifurcated from host convertible debt agreements are presented at fair value. See note 11 for complete derivative and convertible debt disclosure.

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

Per Share Computations

Basic net earnings per share are computed using the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and the dilutive potential common shares outstanding during the period. All shares were considered anti-dilutive at December 31, 2020 and 2019. Potentially dilutive share issues are: 1) all unissued common shares sold, 2) all convertible debentures have a possibility of a large number of shares being issued and would result in a larger number of shares issued if the price remains low, 3) the preferred stock of the company held by insiders is convertible into common shares and the preferred stock is voted on a 20 to 1 basis, 4) all options issued. All of the above are potential dilutive items.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND

DECEMBER 31, 2019

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. The Company incurred a net loss of $(524,759), the net cash flow used in operations was $(66,859) and its accumulated net losses from inception through the period ended December 31, 2020 is $(7,086,267), which raises substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s development activities since inception have been financially sustained through capital contributions from shareholders.

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

Note 4 – Accounts Receivable

Accounts receivable as of December 31, 2020 and 2019, consists of the following:

Description	December 31, 2020	December 31, 2019
Accounts receivable on completed contracts	$43,221	$30,408
Costs and estimated earnings on contracts in progress	319,001	243,693
Total	$362,222	$274,101

Costs and Estimated Earnings on projects are recognized on the percentage of completion method for work performed on contracts in progress at December 31, 2020 and December 31, 2019.

The Company records contracts for future payments based on contractual agreements entered into at the inception of construction contracts. Amounts are payable from customers based on milestones established in each contract. Larger contracts are billed and recorded in advance and unearned profits are netted against the billed amounts such that accounts receivable reflect current amounts due from customers on completed projects and amounts earned on projects in process are reflected in the balance sheet as costs and estimated earnings in excess of billings on contracts in progress. Excess billings on contracts in process are recorded as liabilities and were $558,907 at December 31, 2020 and $76,052 at December 31, 2019.

Note 5 – Inventory

Inventory of construction supplies not yet charged to specific projects was $0.00 at December 31, 2020, and $ 0 as of December 31, 2019. The Company values items of inventory at the lower of cost or net realizable value and uses the first in first out method to charge costs to jobs. The Company wrote off all of its inventory during 2018.

Note 6 – Security deposits and Long Term Commitments

During October 2020, the Company moved into its own building that was purchased in December 2019 and abandoned the Wilmot Avenue rental space. It now occupies 4,800 square foot of office and warehouse space and one-half acre of land. There are no security deposits.

Note 7 – Investment in long term leases

Long term leases recorded on the consolidated financial statements were $3,995 at December 31, 2020 and $4,136 at December 31, 2019 respectively. During the year ended December 31, 2020 one of the leases owned by AEFC was paid in full by the customer.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND

DECEMBER 31, 2019

Note 8 – Fixed Assets

The Company has acquired all its office and field work equipment with cash payments and financial institution loans. The total fixed assets consist of land and building, vehicles, office furniture, tools and various equipment items and the totals are as follows:

	December 31,	December 31,
Asset	2020	2019
Land and Building	$326,400	$326,400
Equipment	173,991	121,556
Accumulated depreciation	(106,504)	(93,018)
Fixed Assets, net of accumulated depreciation	$393,887	$354,938

Depreciation expenses for the years ended December 31, 2020 and 2019 was $13,486 and $10,213 respectively.

On December 31, 2019 the Company purchased a building at 2505 N Alvernon consisting of 4,800 SF building and approximately ½ acre of land. The property was financed by a $25,000 loan from Green Capital (GCSG) and a mortgage from the seller for the $300,000 balance. The purchase price was $325,000 plus closing costs of $1,400.

Note 9 – Notes Payable to Officers

Notes payable as of December 31, 2020 and December 31, 2019 consists of the following:

Description	December 31, 2020	December 31, 2019
Notes payable – Director bearing interest at 12% per annum, unsecured, demand notes.	$60,000	$60,000
Note payable – President bearing interest at 12% per annum, unsecured, demand note.	251,340	127,506
Total	$311,340	$187,506

The first note in the amount of $60,000 provides for interest at 12% per annum and is unsecured. This note resulted in an interest charge of $43,263 accrued and unpaid at December 31, 2020 and $36,061 at December 31, 2019.

The second note has a current balance of $251,340 as of December 31, 2020. The note is an unsecured demand note and bears interest at 12% per annum. This note resulted in an interest charge of $53,117 accrued and unpaid at December 31, 2020 and $28,555 at December 31, 2019. The Note was converted to a secured note on April 1, 2021 covering all assets of the Company. See Note 16 below.

The combined total funds due to Officers and related parties totaled $407,720 with principal and interest at December 31, 2020.

Note 10 – Short Term Notes Payable

Description	December 31, 2020	December 31, 2019
Bill’d Exchange, LLC, an equipment capital lender, initial financing August 2, 2019, finances equipment for commercial contracted customers in varying amounts	$31,462	$239,852
Merchant loan – Knight Capital Funding, LLC	33,694	61,747
Merchant loan – Pearl lending	51,750	65,664
Merchant loan – Green Capital	11,748	35,250
Private money loan from Perfectly Green Corporation	33,754	33,754
Private money loan from prior officer of ABCO	61,052
SBA loan for Payroll - forgiven	123,999
Total	$347,459	$436,267

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND

DECEMBER 31, 2019

Bill’d Exchange, LLC, a customer equipment capital lender, made their initial financing on August 2, 2019. They finance equipment for commercial contracted customers in varying amounts. These loans bear interest at varying rates and are paid weekly for the amount of interest due on the account at each date. Each loan is secured by the accounts receivable from the customer and by personal guarantee of an affiliated officer of ABCO Solar, Inc. On March 2, 2021 the Company made an agreement to pay $20,000 to settle this note in 5 payment of $4,000.

On January 30, 2019 the Company borrowed $153,092 including principal and interest from Knight Capital Funding, LLC, and [“KCF”] bearing interest at 23% per annum, unsecured.  This loan was refinanced on August 10, 2019 and replaced with a new loan of $144,900 from KCF. The balance and accrued interest at December 31, 2019 was $61,747. On February 18, 2020 ABCO defaulted on this loan due to the reduction in business from Covid-19. On March 29, 2021 the Company made a settlement payment on this note for $22,000.

On December 6, 2019 the Company borrowed $52,174 from Pearl Delta Funding that contained a repayment in the amount of $72,000 in 160 payments of $450.  This unsecured note bears interest at the imputed rate of approximately 36% per annum. The unpaid balance of principle and interest at December 31, 2019 was $65,664. On February 18, 2020 ABCO defaulted on this loan due to the reduction in business from Covid-19 when the balance of the note was $51,750. On March 29, 2021 the company made a settlement payment in the amount of $36,998.

On December 31, 2019 ABCO borrowed $25,000 from Green Capital Funding, LLC.  The proceeds from this loan were used to acquire the real estate purchased on the date of the loan.  This unsecured loan bears interest at approximately 36%   and has a repayment obligation in the amount of $35,250 in 76 payments. The unpaid balance of principle and interest at December 31, 2020 was $11,748 after several months of daily payment and a default on February 18, 2020 due to the reduction in business from Covid-19. As of the date of filing this report, no arrangements for resuming payments had been accomplished however the Company has been paying $1,000 per month for several months. As of December 31, 2020, the Company has reduced the balance to $11,748.

On January 22, 2018 the Company borrowed $60,000 from Perfectly Green Corporation, a Texas corporation.  The Company has paid $26,246 leaving a balance of $33,754 at September 30, 2020 and December 31, 2019. The note bears interest at 3% per annum and is payable upon demand after 60 days’ notice which can be requested at any time after May 31, 2018.

Mr. Charles O’Dowd, former President and Director of ABCO Energy resigned from all positions with the Company on October 7, 2019. Prior to his resignation, Mr. O’Dowd had loaned the Company $61,052 at the time, and he currently holds a promissory note that is unsecured that also has unpaid interest accrual at 12-31-20 in the amount of $34,694. The note bears interest at the rate of 12% per annum. Mr. O’Dowd has filed legal action against the company for collection of the amounts due for principal and interest but has not completed the judgement he sought and has received no payments.

The Company was able to borrow $123,999 from Bank of America and the SBA guaranteed the loan under the EIDL program because of Covid-19 pandemic. This loan was forgiven in March of 2021 and the Company has no further obligation to the SBA or the Bank of America under this note.

Note 11 – Convertible debentures -net of discounts

During the year ended December 31, 2020, the Company funded operations with borrowing on new convertible promissory notes. This table presents the positions on the notes as of December 31, 2020.

Holder	Date of Loan	Loan amount	OID and discounts and fees	Interest rate	Balance December 31, 2019	Balance December 31, 2020
Power Up Lending Group Ltd	5-13-19	$96,300	$13,300	8%	$4,300	$0
Power Up Lending Group Ltd	8-14-19	68,000	13,000	8%	68,000	0
Power Up Lending Group Ltd	9-11-19	76,000	13,000	8%	76,000	0
Crown Bridge Tranche 1	8-8-19	50,000	5,000	8%	50,000	0
Oasis Capital	9-1-18	150,000	124,671		274,671	153,817
Totals and balances at 12-31-20		$442,300	$164,471		$472,971	$153,817

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND

DECEMBER 31, 2019

The Financial Accounting Standard ASC 815 Accounting for Derivative Instruments and Hedging Activities require that instruments with embedded derivative features be valued at their market values. The Black Scholes model was used to value the derivative liability for the fiscal year ending December 31, 2020 and December 31, 2019. The initial valuation of the derivative liability on the non-converted common shares totaled $0 at December 31, 2020. This value includes the fair value of the shares that may be issued according to the contracts of the holders and valued according to our common share price at the time of acquisition.

The Company issued to Power Up Lending Group, Inc. a $96,300 Convertible Promissory Note dated May 13, 2019 which contains an original issue discount of $10,000 (OID) and expenses of $3,300 [“Note”]. The Note is convertible into Company common stock beginning six months after the date of the Note with a stated discount rate of 19% as set forth in the Note. There is no trigger of derivative liability from conversion features until six months after initial borrowing date.  Without the OID, the effective discount would have been 35%. The net proceeds from this Note were used for working capital. $92,000 of this note was converted in 2019 and 2020. The balance of $4,300 was converted during the year ended December 31, 2020.

The Company issued to Power Up a $68,000 Convertible Promissory Note dated August 14, 2019 [“Note”] which contains an original issue discount of $10,000.00 (OID) and expenses of $3,000.00 [“Note”]. The Note is convertible into Company common stock beginning six months after the date of the Note with an effective discount rate of approximately 19% upon conversion. There is no trigger of derivative liability from conversion features until six months after initial borrowing date.  Without the OID, the effective discount rate would be 35% as set forth in the Note. The net proceeds from the Note, was used for working capital. $68,000 of this note was converted during the year ended December 31, 2020.

The Company issued to Power Up a $76,000 Convertible Promissory Note dated September 11, 2019 [“Note”] which contains an original issue discount of $10,000.00 (OID) and expenses of $3,000.00 [“Note”]. The Note is convertible into Company common stock beginning six months after the date of the Note with an effective discount rate of approximately 19 % upon conversion. There is no trigger of derivative liability from conversion features until six months after initial borrowing date.  Without the OID, the effective discount rate would be 35% as set forth in the Note. The net proceeds from the Note, was used for working capital. $18,550 of this note was fully converted during the year ended December 31, 2020.

On August 8, 2019 the Company issued to Crown Bridge Partners, LLC a Convertible Promissory Note which contained an original issue discount of $15,000 and expenses of $6,000 [“Note”].  ABCO has borrowed the first tranche of $50,000 and paid the expenses of $5,000 of this agreement. The note was divided into 3 tranches with the 1st being executed on August 8, 2019 and the remaining 2 tranches to be issued at the Company’s discretion. The note was convertible into Company common stock beginning six months after the date of the effective date of each tranche with a stated discount rate of 36%. There is no trigger of derivative liability from conversion features until six months after initial borrowing date. At the time of the Buyer’s funding of each tranche under the Note, the Company shall issue to Buyer as a commitment fee, a common stock purchase warrant to purchase an amount of shares of its common stock equal to 150% of the face value of each respective tranche divided by $0.05 (for illustrative purposes, the First Tranche face value is equal to $50,000, which resulted in the issuance of a warrant to purchase 1,500,000 shares of the Company’s common stock) pursuant to the terms provided therein (all warrants issuable hereunder, including now and in the future, shall be referred to, in the aggregate, as the “Warrant”) (all warrants issuable hereunder shall be in the same form as the Warrant issued in connection with the First Tranche). The net proceeds from this Note were used for working capital. A conversion feature is associated with this note and prorated from August 8, 2019 to September 30, 2019 in the amount of $4,314. Management does not intend to exercise the last two options to borrow on this note. $23,540 of this note was converted during the year ended December 31, 2020.

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

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND

DECEMBER 31, 2019

As of September 1, 2018, the Company entered into an Equity Purchase Agreement with Oasis Capital, LLC, a Puerto Rico limited liability company (“Investor”) pursuant to which Investor agreed to purchase up to $5,000,000 of the Company’s common stock at a price equal to 85% of the market price at the time of purchase (“Put Shares”). The Company agreed to file a new registration statement to register for resale the Put Shares. The Registration Statement must be effective with the SEC before Investor is obligated to purchase any Put Shares. In addition, the Company [i] issued to Investor a one year $150,000 note which is convertible at a fixed price of $.01 per share as a commitment fee for its purchase of Put Shares and [ii] delivered to Investor a Registration Rights Agreement pursuant to which the Company agreed to register all Put Shares acquired under the Equity Purchase Agreement. During 2020, Investor converted $59,692 of principal of the Note and received 930,165,889 shares of common stock. At December 31, 2020, the Note balance was $211,883. The penalties and interest accruals on this note was $274,671 and was written off to expense in 2019. The liability for this note was not recorded in 2018 because the note had not yet matured.

As of January 21, 2020 (“Effective Date”), the Company issued to Oasis a $208,000 Promissory Note, net of a prorated original issue discount of $16,000 (“1/21/20 Note”). The Company received $34,000 (“First Tranche”) with four additional Tranches through December 31, 2020 totaling $85,000. There were three Tranches for the period of January 1, 2021 to February 19, 2020, totaling $70,000. Each Tranche matures nine months from the effective date of each such payment. The Company issued Warrants with each Tranche totaling [2,100,000] shares. Each Warrant expires five years from the date of issuance and is exercisable at a conversion price of 120% of the closing price on the trading day prior to the funding date of the respective Tranche. The Company also agreed to issue to Oasis 5,000,000 shares of common stock as an incentive/commitment fee in connection with the transactions. The Company valued these shares at $14,500. The 1/21/20 Note is convertible into common stock at a 35% discount to market. The balance of the Note at December 31, 2020 $137,350, including all penalties and interest.

The January 21, 2020 Note was amended on February 18, 2021 to increase the principle to $222,130.62, of which, $13,000.00 went to principal and $1,130.62 as an original issue discount.

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

The following table shows the change in the fair value of the derivative liabilities on all outstanding convertible debt at December 31, 2020 and at December 31, 2019:

Description	December 31, 2020	December 31, 2019
Purchase price of the convertible debenture - net of discount	$0		$442,300
Valuation reduction during the period	,		(344,326)
Balance of derivative liability net of discount on the notes (See Consolidated Balance sheet liabilities)	$0		$97,974

Derivative calculations and presentations on the Statement of Operations
Loss on note issuance	$-		$-
Change in Derivative (Gain) Loss	(13,629)		(48,453)
Derivative Finance fees	(3,209)		(318,972)
Gain (loss) on extinguishment of debt	-		(244,712)
Derivative expense charged to operations in 2020 and 2019 (See Consolidated Statement of Operations)	$(16,838)	$	(612,137)

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND

DECEMBER 31, 2019

Note 13 – Long term debt

Holder	Date issued	Interest rate	Amount due December 31, 2020	Amount due December 31, 2019
Real Estate Note Allen-Neisen Family trust – Et. Al.	12-31-19	5.00%	$290,271	$300,000
US Treasury SBA guaranteed loan	7-21-20	3.75%	150,000	-
Ascentium Capital	10-1-18	13.00%	6,998	11,192
Fredrick Donze	9-2-18	6.00%	2,274	4,043
Charles O’Dowd (officer)	8-9-18	6.00%	2,560	3,625
GMAC Chev truck		5.99%	23,574	-
Mechanics bank – Chev Truck		8.99%	24,318	-
Total long-term debt			499,995	318,860
Less Current portion			27,702	18,860
Total long-term debt			$472,293	$300,000

On December 31, 2019 ABCO completed negotiations, financial arrangements and closed on the purchase of a 4,800 square foot office and warehouse building located on one/half acre of paved land on one of Tucson’s busiest streets. This property will be more than adequate to house both the Solar business and our HVAC expansion. The land and outbuildings will accommodate all of our equipment. The property acquisition was priced at $325,000 the company paid $25,000 down payment and the seller financed $300,000 mortgage based on a twenty-year amortization and a 5% interest rate with a balloon payment at the end of five (5) years. The monthly payment is $1,980.

On May 3, 2020, Company entered into a promissory note evidencing an unsecured loan in the amount of $123,999.00 made to the Company under the Paycheck Protection Program (the “Loan”).  The Paycheck Protection Program (or “PPP”) was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and is administered by the U.S. Small Business Administration.  The Loan to the Company is being made through Bank of America, N.A., a national banking association (the “Lender”). The interest rate on the Loan will not exceed 1.00%.  The promissory note evidencing the Loan contains customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the SBA or Lender, or breaching the terms of the Loan documents.  The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the PPP.  Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities.  No assurance is provided that the Company will obtain forgiveness of the Loan in whole or in part.  If the SBA does not confirm forgiveness of the Loan or only partly confirms forgiveness of the Loan, including principal and interest (“Loan Balance”); then, in either such case, the Lender will establish the terms of repayment of the Loan Balance via a separate letter to the Company, containing the amount of each monthly payment, the interest rate, etc. On  March  9, 2021, the SBA and Bank of America notified the Company that the entire balance of this note has been forgiven by the Government.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND

DECEMBER 31, 2019

On July 21, 2020 the Company received an SBA loan from Bank of America in the amount of $150,000 that is guaranteed by the US Treasury Department. Installment payments, including principal and interest, of $731.00 monthly, will begin Twelve (12) months from the date of the promissory Note. The balance of principal and interest will be payable Thirty (30) years from the date of the promissory Note. Interest will accrue at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date(s) of each advance. Each payment will be applied first to interest accrued to the date of receipt of each payment, and the balance, if any, will be applied to principal. For loan amounts of greater than $25,000, Borrower hereby grants to SBA, the secured party hereunder, a continuing security interest in and to any and all “Collateral” as described herein to secure payment and performance of all debts, liabilities and obligations of Borrower to SBA hereunder without limitation, including but not limited to all interest, other fees and expenses (all hereinafter called “Obligations”). The Collateral includes the following property that Borrower now owns or shall acquire or create immediately upon the acquisition or creation thereof: all tangible and intangible personal property, including, but not limited to: (a) inventory, (b) equipment, (c) instruments, including promissory notes (d) chattel paper, including tangible chattel paper and electronic chattel paper, (e) documents, (f) letter of credit rights, (g) accounts, including health-care insurance receivables and credit card receivables, (h) deposit accounts, (i) commercial tort claims, (j) general intangibles, including payment intangibles and software and (k) as-extracted collateral as such terms may from time to time be defined in the Uniform Commercial Code. The security interest Borrower grants includes all accessions, attachments, accessories, parts, supplies and replacements for the Collateral, all products, proceeds and collections thereof and all records and data relating thereto. During the year ended December 31, 2020 the Company recorded $2,812 in unpaid interest on this loan.

ABCO acquired the assets of Dr. Fred Air Conditioning services on September 2, 2018 for the total price of $22,000. The allocation of the purchase price was to truck and equipment at $15,000 and the balance was allocated to inventory and the license for period of five or more years. The truck and equipment were financed by Ascentium Capital. The payments on the Ascentium capital note are $435 and the payments on the Donze note are $212 each per month

The Company purchased an automobile from its then President, Charles O’Dowd, with a promissory note in the amount of $6,575 dated August 9, 2018 and the note bears interest at 6% per annum for the three-year payment plan. Mr. O’Dowd is no longer an officer or employee of the Company. The balance at December 31, 2020 was $2,560.

Note 14 – Stockholder’s Deficit

Common Stock

During the year ended December 31, 2019 the Company sold 4,740,000 shares of restricted common shares in Regulation S offerings to non-US investors. The total proceeds from the offering was $160,305. Commission and expense reimbursements totaled $80,049. The Company recorded net proceeds totaling $80,256. No sales were made for the year ended December 31, 2020.

In addition, debenture holders converted debt into 14,816,208 shares which were issued upon conversion of $434,458 of the notes referred to in Note 10 above for the year ended December 31, 2020.

During the year ended December 31, 2020 the following shares were converted from debt.

Capital Company	Shares converted	Dollars converted
Crown Bridge Partners	2,300,000	$46,540
Power Up	1,633,968	57,450
Oasis Capital	5,173,328	125,775
Total	9,107,296	$229,765

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND

DECEMBER 31, 2019

Preferred Stock

On September 15, 2017 and on September 15, 2018, the Board of Directors authorized on each such date the issuance of 15,000,000 preferred shares for an aggregate of 30,000,000 shares of Class B Convertible Preferred Stock [“Series B”] to both Directors of the Company and to two Consultants, of which, David Shorey, President of the Company, is the beneficial owner thereof, a total of 30,000,000 shares of Series B. The Company assigned a value of $15,000 for the shares for 2017 and 2018. Of the Series B, 12,000,000 shares were issued to Charles O’Dowd and 2,000,000 to Wayne Marx, the Directors. Each Consultant received 8,000,000 shares. See the Company’s Schedule 14C filed with the Commission on September 28, 2018. Upon his resignation, Mr. O’ Dowd’s shares were cancelled and reissued to two Consultants. These shares have no market pricing and management assigned an aggregate value of $30,000 to the stock issued based on the par value of $0.001. The 30,000,000 shares of Preferred Stock, each has 200 votes for each Preferred share held by of record. The holders of the Preferred are also entitled to an additional 8,823,930 common shares upon conversion of the Preferred Stock. As a result of owning of these shares of Common and Preferred Stock, the Control Shareholders will have voting control the Company.

Earnings (loss) per share calculation

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period

The computation of basic and diluted loss per share at December 31, 2020 excludes the common stock equivalents from convertible debt of the following potentially dilutive securities because their inclusion would be anti-dilutive, and the share issue number is not calculable until conversion takes place.

Stock subscriptions executed under an earlier offering included a provision whereby ABCO agrees to pay a dividend (defined as interest) of from 6% to 12% of the total amount invested for a period of one year from receipt of the invested funds. This dividend (defined as interest) is allocated between the broker and the investor with amounts paid to the broker treated as a cost of the offering and netted against additional paid in capital and amounts paid to the investor treated as interest expense. Total amounts paid or accrued under this agreement and charged to additional paid-in capital for the years ended December 31, 2020 and 2019, amounted to $0 and $0, respectively. Total amounts paid under this agreement and charged to interest expense for the years ended December 31, 2020 and 2019, amounted to $0 and $0, respectively. The accrued balance due on this obligation to shareholders totals $49,290 at December 31, 2020 and 2019.

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

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED DECEMBER 31, 2020 AND

DECEMBER 31, 2019

Note 15 – Equity Awards

The following table sets forth information on outstanding option and stock awards held by the named executive officers of the Company at December 31, 2020 and December 31, 2019, including the number of shares underlying both exercisable and un-exercisable portions of each stock option as well as the exercise price and the expiration date of each outstanding option. See Note to Notes to Consolidated Financial Statements.

Outstanding Equity Awards After Fiscal Year-End (1)
Name	Number of securities underlying unexercised options exercisable (1)		Number of securities underlying unexercised options un-exercisable (2)	Option Exercise Price ($)	Option Grant Date	Option Expiration Date
Charles O’Dowd	1,852	(3)	0	$.001	01/01/2017	01/01/2021
Wayne Marx	1,852		0	$.001	01/01/2017	01/01/2021
Mikael Mildebrandt	3,704	(4)(5)	8	$.001	11/01/2019	11/01/2023
Adrian Balinski	3,704	(4)(5)	8	$.001	11/01/2019	11/01/2023

(1)	7,408 shares were issued for Equity Awards during the year ended December 31, 2020.
(2)	All options vest 20% per year beginning on the first anniversary of their grant date.
(3)	This option was terminated when Mr. O’Dowd resigned from the Company in October 2019.
(4)	Messrs. Mildebrandt and Balinski were each awarded 3,704 shares of restricted common stock as of October 31, 2020, for being officers and directors of the Company.
(5)	Messers. Mildebrandt and Balinski have resigned as officers and directors.

An aggregate of 12,471 stock awards are outstanding under the Equity Incentive Plan (“EIP”) as of December 31, 2020.  An aggregate of 5,000,000 stock awards were issued in 2021, of which, 3,500,000 were held by Consultants controlled by Mr. Shorey, 500,000 were held by Mr. Marx and 1,000,000 which are held by an unrelated consultant.

Note 16 – Subsequent Events

In March and April 2021, Oasis Capital LLC. (“Oasis”) , converted an aggregate of  $77,617  of principal of  the August 6,2018 Note into an aggregate of 4,215,974 share . At April 9,2021, the principal amount of the Note  $148,043.

From  January12, 2021 through  March 18,2021, Oasis  converted an aggregate of $76,224 of principal  of the January 20, 2020 convertible note and received 6,319,930 shares. The remaining balance on this Note  was $289,590 after these conversions.

On March 29, 2021, the Board of Directors of the Corporation deem it in the best interests of the Corporation to enter into the Securities Purchase Agreement dated March 29, 2021 (the “Agreement”) with Power Up Lending Group Ltd. (“PowerUp”), in connection with the issuance of: (i) a promissory note of the Corporation, in the form attached hereto as Exhibit A, in the aggregate principal amount of $80,000.00 (including $7,500.00 of Original Issue Discount) (the “Note”), (ii) Three Hundred Seventy Three Thousand Three Hundred Thirty Three (373,333) restricted common shares of the Corporation (“Commitment Shares”) to be delivered to PowerUp in book entry with the Corporation’s transfer agent prior to the Closing Date, (iii) Seventy Hundred Forty Six Thousand Six Hundred Sixty Seven (746,667) restricted common shares of the Corporation (“Security Shares” and together with the Note and the Commitment Shares, collectively, the “Securities”) to be delivered to PowerUp in book entry with the Corporation’s transfer agent prior to the Closing Date; and in connection therewith to enter into an irrevocable letter agreement with Vstock Transfer LLC, the Corporation’s transfer agent, with respect to the reserve of shares of common stock of the Corporation to be issued upon any conversion of the Note (only upon default); the issuance of such shares of common stock in connection with a conversion of the Note (the “Letter Agreement”). The proceeds of this note was specifically slated for payment of the settlement of the Knight Capital Merchant Loan for $22,000 and the final payment of the Pearl Capital merchant note for $36,998. These discounted payoffs of these notes saved the company $26,446 plus future interest.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND

DECEMBER 31, 2019

The shareholders on January 11, 2021, authorized an increase in the Authorized Common Shares to 2,000,000,000 from 29,411,765. Our board of directors believes that it is desirable to have additional authorized shares of common stock available for possible future financings, acquisition transactions, joint ventures and other general corporate purposes. Our board of directors believes that having such additional authorized shares of common stock available for issuance in the future will give us greater flexibility and may allow such shares to be issued without the expense and delay of a special shareholders’ meeting unless such approval is expressly required by applicable law. Although such issuance of additional shares with respect to future financings and acquisitions would dilute existing shareholders, management believes that such transactions would increase the overall value of the Company to its shareholders.

Effective March 3, 2021, the Company issued an aggregate of 5,000,000 restricted common shares for services rendered, of which 500,000 were awarded to Wayne Marx, an officer and Director, 3,5000,000 shares to an LLC controlled by David Shorey, President, CEO and CFO, and 1,000,000 shares to an outside consultant.

On February 24, 2021, the Company executed an promissory note  evidencing and unsecured loan (“Loan”) for $128,232  under the Paycheck Protection Plan (“PPP”) , The terms of the Loan are almost identical to those relating  to the PPP loan received by the Company in May 2020 in the amount of $123,999 which is described above in Note 13 on page 29 (“Old Loan Terms’).This new Loan is forgivable  but no assurance can be given  that the Company will receive forgiveness of this Loan. See the Old Loan Provisions above in Note 13. The Loan is  from the Bank of America and is guaranteed by the SBA under the PPP program resulting from the COVID-19 pandemic.

On April 1, 2021, the promissory note payable to the President in the amount of $311,896, , was converted into a secured note covering all assets of the Company. The Note bears interest at the rate 12% per annum and is due on demand. Financing statement s are expected to be filed in Pima County, AZ and in Las Vegas County, NV covering the assets which are securing this Note. See Exhibit 99.2 for a form of the Note.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, December 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including the Company’s Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms. Based upon that evaluation, the Chairman/CEO and the Chief Financial Officer concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to the Company required to be included in the Company’s period SEC filings. The Company is attempting to expand such controls and procedures, however, due to a limited number of resources the complete segregation of duties is not currently in place.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the name and age of officers and director as of December 31, 2020. Our Executive officers are elected annually by our board of directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified. Mr. Marx was a member of the Board and Officers prior to the SEA acquisition of Energy Conservation Technologies, Inc. and afterward he was reappointed to the Board on the effective day July 1, 2011.

David Shorey, President, CEO and Chief Financial Officer, Wayne Marx, a Vice President, Secretary and Director, are each a “Promoter” within the meaning of Rule 405 of Regulation C in that he was instrumental in founding and organizing ABCO Energy, Inc.

Officer’s Name	Directors Name	Age	Officer’s Position	Appointment date
David Shorey	David Shorey	78	President, CEO, CFO and Director	July 1, 2011

Wayne Marx	Wayne Marx	72	Vice President, Secretary and Director	July 1, 2011

The Board of Directors consists of two individuals, David Shorey, President, CEO, CFO and Director and Mr. Wayne Marx, VP, Secretary and Director. The date of appointment above for Mr. Marx coincides with the date of the SEA with ENYC on July 1, 2011. Mr. Shorey and. Mr. Marx also served as Directors and Officers of the predecessor companies. Biographies of the Executive Officers and Members of the Board of Directors are set forth below:

David Shorey, President, CFO and Director

Mr. Shorey is a Veteran of the US Navy and has a Bachelor’s degree in Business Administration and Accounting from the University of Oregon. He has been in the solar business for 14 years, was the Founder of ABCO and has been an Executive with ABCO Energy for 12 years. Mr. Shorey practiced as a certified public accountant for over 30 years. He is also an experienced manufacturer of electric components and has audit certification in ISO-9000 quality inspection and training. He has previously been a real estate business broker and owned and operated an electronic manufacturing firm for nine years and a metal building construction company for over ten years.

Wayne Marx, VP, Secretary and Director

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

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities We believe that, during fiscal 2020, our directors, executive officers and 10% stockholders have complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

REMUNERATION OF DIRECTORS AND OFFICERS

Summary Compensation Table

The following table sets forth certain summary information concerning the cash and non-cash compensation awarded to, earned by, or paid to Michael Mildebrandt, our past President and Chief Executive Officer, for David Shorey as current President and CEO and for Wayne Marx our Vice President and Secretary for the fiscal years ended December 31, 2020 and 2019. These Messers Shorey and Marx are referred to as the “named executive officers” in this Report.

Name and Principal Position (1)	Year	Compensation Salary ($)	Bonus ($)	Share Awards ($)		All Other Compensation ($)	Total Compensation ($)
David Shorey	2020	$60,000	0	3,500,000	(1)	3,500	$15,407
President
Wayne Marx	2020	-0-	0	500,000	(2)	500	-0-
VP, Director							-0-

(1)	Mr. Shorey receives a contractual compensation of $60,000 per year. $37,000 was accrued and unpaid in 2020. In addition, Mr. Shorey received 3,500,000 shares as a bonus on March 3, 2021.
(2)	Mr. Marx received 500,000 of post-split common shares as a bonus on March 3, 2021.

There is no family relationship between any of the current officers or directors of the Company.

The Company is a Nevada corporation with principal offices located at 2505 N Alvernon Way, Tucson, AZ 85712. On December 31, 2019 the Company purchased an office and warehouse building and land at 2505 North Alvernon, Tucson Arizona. On October 1, 2020, the Company moved all Tucson operations to this location.

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

Outstanding Equity Awards at Fiscal Year End

An aggregate of 0 stock awards are outstanding under the Equity Incentive Plan as of December 31, 2020.

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

Name and Address of Owner (1)	Title of Securities	Amount and nature of common stock		Percent of class (3)	Amount and nature of preferred stock (2) (4)	Percentage of class (5)
David Shorey	Common	9,427	(6)	1%	28,000,000	93%
Wayne Marx	Common	619		-%	2,000,000	7%
All Officers, Directors and 5% Shareholders - As a Group	Common	10,046		Less than 1%	30,000,000	100%

(1)	The address is c/o ABCO Energy, Inc., 2505 N. Alvernon Way, Tucson, AZ 85712
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

(3)	Based upon 15,702,037 shares outstanding on December 31, 2020.
(4)	These shares are convertible into 60,000,000 shares of common stock at an exercise price of $.001 per share.
(5)	Based upon 30,000,000 shares of Preferred Stock, outstanding as December 31, 2020.
(6)	These shares are held of record by an LLC entity owned by David Shorey.

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

The aggregate of 0 stock awards were outstanding under the Equity Incentive Plan as of December 31, 2020.

On September 15, 2017, and on August 30, 2018, the Board of Directors authorized the issuance of an aggregate of 30,000,000 shares of Class B Convertible Preferred Stock [“Series B”] to Mr. O’Dowd and to Wayne Marx of the Company and to two Consultants owned by David Shorey, President, CEO, CFO and Director. Of the Series B, 12,000,000 shares were issued to Charles O’Dowd and 2,000,000 to Wayne Marx, the Directors. Each Consultant received 8,000,000 shares. See the Company’s Schedule 14C filed with the Commission on September 28, 2018. Upon his resignation Mr. O’Dowd’s preferred shares were cancelled and issued to the two consultants. These preferred shares have no market pricing and management assigned the value of $15,000 to the stock issue based on the par value of the preferred stock of $0.001. The 30,000,000 shares of Preferred Stock have 200 votes for each share of record. The holders of the Preferred are also entitled to be issued additional 60,000,000 common shares upon conversion of the Preferred Stock. The Series B have anti-dilution provisions. Accordingly, as a result of owning these shares of Common and Preferred Stock, the Control Shareholders will have voting control the Company.

The shareholders on January 11, 2021, authorized an increase in authorized common shares to 2,000,000,000 from 29,411,765 shares.  Our board of directors believes that it is desirable to have additional authorized shares of common stock available for possible future financings, acquisition transactions, joint ventures and other general corporate purposes. Our board of directors believes that having such additional authorized shares of common stock available for issuance in the future will give us greater flexibility and may allow such shares to be issued without the expense and delay of a special shareholders’ meeting unless such approval is expressly required by applicable law. Although such issuance of additional shares with respect to future financings and acquisitions would dilute existing shareholders, management believes that such transactions would increase the overall value of the Company to its shareholders.

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

Officers and director’s loans are demand notes totaling $311,340 as of December 31, 2020 and $248,558 as of December 31, 2019. The total consists of two notes from Officer/Directors in 2020 and three in 2019.

The following table indicates the balances due on demand notes and the accrued interest on these notes. Related party notes payable as of December 31, 2019 and December 31, 2018 consists of the following:

Description	December 31, 2020	December 31, 2019
Notes payable – Director bearing interest at 12% per annum, unsecured, demand notes.	$60,000	$60,000
Note payable – Former Officer bearing interest at 12% per annum, unsecured, demand note.		61,052
Note payable – President bearing interest at 12% per annum, unsecured, demand note.	251,340	127,506
Total	$311,340	$248,558

The first note in the amount of $60,000 provides for interest at 12% per annum and is unsecured. This note resulted in an interest charge of $43,263 accrued and unpaid at December 31, 2020 and $36,061 at December 31, 2019.

The second note has a current balance of $251,340 as of December 31, 2020. The note is an unsecured demand note and bears interest at 12% per annum. This note resulted in an interest charge of $53,117 accrued and unpaid at December 31, 2020 and $28,555 at December 31, 2019.

The combined total funds due to Officers and related parties totaled $407,720 with principal and interest at December 31, 2020.

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

Charles O’Dowd, former Director of the Company, David Shorey, President, CEO, CFO and Director and Wayne Marx, Vice President and Director of the Company are each “Promoters” as defined in Rule 405 of Regulation C. In 2009 Mr. O’Dowd received his 400,000 shares of Company stock in exchange for services rendered which were valued at $4,000 and Mr. Marx purchased his 100,000 shares for $50,000 cash in 2010.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees contracted by our auditors, for professional services rendered for the audit of our annual consolidated financial statements during the years ended December 31, 2020 and 2019, and for the reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years.

During 2019 and 2020, the Company paid KSP group for the audit for the fiscal year ended December 31, 2018 a total amount of $30,000 as of the date of this Report. The Company paid Slack & Company CPA, LLC $10,000 for the audit for the fiscal year ended December 31, 2020.

Audit-Related Fees

Our independent registered public accounting firms did not bill us during the years ended December 31, 2020 and 2019 for non- audit related services.

Tax Fees

Our independent registered public accounting firms did not bill us during fiscal years ended December 31, 2020, and 2019 for tax related services.

All Other Fees

Our independent registered public accounting firms did not bill us during the years ended December 31, 2020 and 2019 for other services.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description of Exhibit

3(i)	Articles of Incorporation, as amended (1)
3(ii)	By-Laws (1)
10(b)	12% $40,000 Convertible Note dated March 16, 2016 (4)
10(c)	8% $25,000 Convertible Note dated March 23, 2016 (4)
10(d)	10% $55,000 Convertible Note dated April 1, 2016 (5)
10(e)	5% $42,000 Convertible Note dated April 5, 2016 (5)
10(f)	10% $40,000 Convertible Note dated May 3, 2016 (5)
10(g)	8% $30,000 Convertible Note dated May 6, 2016 (5)
21	Subsidiaries of Registrant (1)
31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)
31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)
32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
99.1	Engagement Agreement between Adams Fund LLC and ABCO Energy, Inc., dated September 15, 2015 (3)
99.2	Secured Promissory Note dated April 1, 2021 in favor of an affiliate of the Registrant’s President (2)
99.3	SBA Letter of Forgiveness of the 7/21/2020 SBA Guaranteed Note to The Bank of America (2)
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Labels Linkbase Document
(1)	Previously filed with the Company’s Form 10-12G, SEC File No. 000-55235 filed on July 1, 2014, and incorporated herein by this reference as an exhibit to this Form 10-K.
(2)	Attached.
(3)	Previously filed with the Company’s Form 8-K filed on September 17, 2015, and incorporated herein by this reference as an exhibit to this Form 10-K.
(4)	Previously filed with the Company’s Form 10-K, File No. 000-55235, filed with the Commission on April 11, 2016 and incorporated herein by this reference.
(5)	Previously filed with the Company’s Form 10-Q, File No. 000-55235, filed with the Commission on May 20, 2016 and incorporate herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABCO ENERGY, INC.

Date: April 15, 2021	By: /s/ DAVID SHOREY
David Shorey
Chief Executive Officer

Date: April 15, 2021	By: /s/ DAVID SHOREY
David Shorey
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Position	Name

April 15, 2021	Chief Executive Officer, President and Director	/s/ DAVID SHOREY
David Shorey

April 15, 2021	Secretary and Director	/s/Wayne Marx
Wayne Marx