Form 10-Q
period 2021-03-31
ABCO Energy, Inc.
filed 2021-05-24
CIK 1300938

As Filed with the Securities and Exchange Commission on May 24, 2021

File No:  000-55235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING MARCH 31, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by the court. Yes ☐ No ☒ N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 24, 2021, we had 28,881,130 shares of common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.     Financial Statements

ABCO ENERGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

AND FOR THE YEAR ENDED DECEMBER 31, 2020

Consolidated Balance Sheets: As of March 31, 2021 (Unaudited), and as of December 31, 2020 (Audited)	4

Consolidated Statements of Operations: For the Three Months Ended March 31, 2021 and March 31, 2020 (Unaudited)	5

Consolidated Statement of Shareholders Equity for the Three Months Ended March 31, 2021 (Unaudited) and for the Three Months Ended March 31, 2020 (Unaudited)	6

Consolidated Statements of Cash Flows: For the Three Months Ended March 31, 2021 and March 31, 2020 (Unaudited)	7

Notes to the Consolidated Financial Statements (Unaudited)	8

ABCO ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2021 Unaudited	December 31, 2020 Audited
Current Assets
Cash	$69,253	$54,268
Accounts receivable on completed projects	12,511	43,221
Costs and estimated earnings on contracts in progress	169,358	319,001
Amortizable original issue discount	20,600	-
Total Current Assets	271,722	416,490
Fixed Assets
Fixed assets – net of accumulated depreciation	386,520	393,887
Other Assets
Investment in long-term leases	3,815	3,995
Total Other Assets	3,815	3,995
Total Assets	$662,057	$814,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$677,274	$526,981
Short term notes payable	286,470	347,459
Excess billing on contracts in progress	179,489	558,907
Notes payable to related parties	314,003	311,340
Convertible debentures	231,667	153,817
Current portion of long-term debt	22,451	27,702
Total Current Liabilities	1,711,354	1,926,206

Long term debt, net of current portion	469,153	472,293
Total Liabilities	2,180,507	2,398,499

Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred stock, 100,000,000 shares authorized, $0.001 par value, and 30,000,000 shares issued and outstanding at March 31, 2021 and 30,000,000 at December 31, 2020	30,000	30,000
Common stock 2,000,000,000 shares authorized, $0.001 value, and 28,881,130 issued and outstanding at March 31, 2021 and 15,702,037 outstanding at December 31, 2020, respectively.	28,881	15,702
Additional paid-in capital	5,602,637	5,456,438
Accumulated deficit	(7,179,968)	(7,086,267)
Total Stockholders’ Deficit	(1,518,450)	(1,584,127)
Total Liabilities and Stockholders’ Deficit	$662,057	$814,372

See accompanying notes to the unaudited consolidated financial statements.

ABCO ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

	March 31, 2021	March 31, 2020

Revenues	$335,726	$314,792

Cost of Sales	294,142	214,170

Gross Profit	41,584	100,622

Operating Expenses:
Payroll	60,784	51,384
Consulting expense	4,000	19,510
Corporate expense	29,399	8,940
Insurance	9,290	6,362
Professional fees	9,905	13,529
Rent	-	8,915
Other selling and administrative expenses	52,786	51,539
Total operating expense	166,164	160,179

Net income (Loss) from operations	(124,580)	(59,557)

Other expenses
Interest - related parties	(9,292)	(6,858)
Interest - other	(3,752)	(3,080)
Stock based compensation	(60,000)	-
Derivative valuation gain or (Loss)	-	(283,279)
Derivative Finance fees	(49,623)	-
Gain (Loss) on extinguishment of debt	153,546	-
Total other income (expense)	30,879	(293,217)

Net income (Loss) before provision for income taxes	(93,701)	(352,774)

Provision for income tax	-	-

Net income (loss)	$(93,701)	$(352,774)

Net income (loss) Per Share (Basic and Fully Diluted)	$(0.004)	$(0.20)

Weighted average number of common shares used in the calculation	22,291,584	1,795,385

See accompanying notes to the unaudited consolidated financial statements.

ABCO ENERGY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

AND FOR THE THREE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2021

	Common Stock
	Shares	Amount $0.001 Par	Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at January 1, 2021	15,702,037	$15,702	$30,000	$5,456,438	$(7,086,267)	$(1,584,127)
Common shares issued for conversion of convertible debenture notes - net of expenses	1,747,753	1,748		33,906		35,654
Common Shares issued for warrants net of expenses	6,319,930	6,320		57,404		63,724
Restricted shares issued for insider compensation	5,000,000	5,000		55,000		60,000
Rounding from transfer agent for reverse split	111,410	111		(111)		-
Net loss for the three months ended March 31, 2021					(93,701)	(93,701)
Balance at March 31, 2021	28,881,130	$28,881	$30,000	$5,602,637	$(7,179,968)	$(1,518,450)

THREE MONTHS ENDED MARCH 31, 2020

Balance at January 1, 2020	885,829	$886	$30,000	$5,036,796	$(6,561,508)	$(1,493,826)
Common shares issued for conversion of convertible debenture notes - net of expenses	2,675,531	2,676		87,945		90,621
Restricted Shares issued for insider compensation	29,412	29		14,471		14,500
Rounding					(1)	(1)
Net (loss) for the three months ended March 31, 2020					(352,774)	(352,774)
Balance at March 31, 2020	3,590,772	$3,591	$30,000	$5,139,212	$(6,914,283)	$(1,741,480)

See accompanying notes to the unaudited consolidated financial statements.

ABCO ENERGY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

	March 31, 2021	March 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$(93,701)	$(352,774)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	5,967	2,435
Shares issued to officers and consultants for services	60,000	14,500
Change in amortizable debt discount	(20,600)	(30,643)
Change in derivative Gain or (Loss)	-	290,137
Changes in operating assets and liabilities
Changes in Accounts receivable	180,353	(39,706)
Billings in excess of costs on incomplete projects	(379,418)	(6,107)
Accounts payable and accrued expenses	150,293	30,083
Net cash used in operating activities	(97,106)	(92,075)

Cash flows from investing activities
Change in security deposits	-	2,500
Sales of equipment	1,400	-
Proceeds from investments in long term leases	180	132
Net cash provided by (used for) investing activities	1,580	2,632

Cash Flows from Financing Activities:
Proceeds from sale of common stock – net of expenses	99,378	3,500
Proceeds from convertible notes and conversions	77,850	(223,125)
Proceeds (payments) for project supply lenders	(60,989)	18,797
Proceeds of related party notes payable	2,663	44,262
Change in derivative liability	-	291,207
Payments on debt	(8,391)	(57,037)
Net cash provided by financing activities	110,511	77,604

Net increase (decrease) in cash	14,985	(11,839)
Cash, beginning of period	54,268	12,620
Cash, end of period	$69,253	$781

Supplemental disclosures of cash flow information:

Cash paid for interest	$13,044	$3,080
Shares issued for insider compensation	60,000	14,500

See accompanying notes to the unaudited consolidated financial statements.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE 3 MONTHS ENDED MARCH 31, 2021 AND

THE YEAR ENDED DECEMBER 31, 2020

Note 1 – Overview and Description of the Company

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

As a result of the Reverse Stock Split the number of authorized shares of common stock was reduced to 50,000,000 from 500,000,000 shares.  The Company held a Special Meeting of Stockholders in May 2017 which authorized an amendment to the Articles of Incorporation to increase the authorized common share capital to 2,000,000,000 common shares and 100,000,000 preferred shares.  Thereafter, on September 27, 2017, by written consent the holders of a majority of the outstanding shares voted to authorize an additional amendment to increase the authorized common shares to 2,000,000,000 shares. After the reverse split on January 4, 2021, the holders of the majority of the outstanding shares once again increased the authorized common shares to 2,000,000,000 shares.

DESCRIPTION OF PRODUCTS

ABCO sells, installs and services Solar Photovoltaic electric systems that allow the customer to produce their own power on their residence or business property. These products are installed by our staff and are purchased from both USA and offshore manufacturers. We have available and utilize many suppliers of US manufactured solar products from such companies as Mia Soleil, Canadian Solar, Westinghouse Solar and various Italian, Korean, German and Chinese suppliers. In addition, we purchase from several local and regional distributors whose products are readily available and selected for markets and price. ABCO offers solar leasing and long term financing programs from Service Finance Corporation, Green Sky, AEFC and others that are offered to ABCO customers and other marketing and installation organizations.

ABCO also sells and installs energy efficient lighting products, solar powered streetlights and lighting accessories. ABCO contracts directly with manufacturers and distributors to purchase its lighting products which are sold to residential and commercial customers.

ABCO has Arizona statewide approval as a registered electrical services and solar products installer and as an air conditioning and refrigeration installer. Our license is ROC 258378 Electrical and ROC 323162 HVAC and we are fully licensed to offer commercial and residential electrical services, HVAC and Solar Electric.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND

THE YEAR ENDED DECEMBER 31, 2020

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

Revenue Recognition

The Company generates revenue from sales of solar products, LED lighting, installation services and leasing fees. During the last two fiscal years, the company had product sales as follows:

Sales Product and Services Description	March 31, 2021		March 31, 2020
Solar PV residential and commercial sales	$320,464	96%	$286,853	90%
Air conditioning sales and service	6,540	2%	27,600	9
Energy efficient lighting & other income	8,722	2%	-	-%
Interest Income		-%	339	1%
Total revenue	$335,726	100%	$314,792	100%

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

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND

THE YEAR ENDED DECEMBER 31, 2020

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

Inventory

The Company records inventory of construction supplies at cost using the first in first out method.  After review of the inventory on an annual basis, the Company discounts all obsolete items to fair market value and has established a valuation reserve of 10% of the inventory at total cost to account for obsolescence. As of December 31, 2019 all inventory was written off resulting in balances at March 31, 2021 of $0 and at December 31, 2020 of $0.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND

THE YEAR ENDED DECEMBER 31, 2020

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

Prior Period Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation in this Report.

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

Per Share Computations

Basic net earnings per share are computed using the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and the dilutive potential common shares outstanding during the period. All shares were considered anti-dilutive at March 31, 2021 and December 31, 2020. Potentially dilutive share issues are: 1) all unissued common shares sold, 2) all convertible debentures have a possibility of a large number of shares being issued and would result in a larger number of shares issued if the price remains low, 3) the preferred stock of the company held by insiders is convertible into common shares and the preferred stock is voted on a 20 to 1 basis, 4) all options issued. All of the above are potential dilutive items.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND

THE YEAR ENDED DECEMBER 31, 2020

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in marketing and operations. The Company incurred a net loss of $(93,701) for the period ended March 31, 2021 and $(352,774) for the three months ended March 31, 2020. The net cash flow used in operations was $(97,106) for the period ended March 31, 2021and its accumulated net losses from inception through the period ended March 31, 2021 is $(7,179,968), which raises substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s development activities since inception have been financially sustained through capital contributions from shareholders.

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

Note 4 – Accounts Receivable

Accounts receivable as of March 31, 2021 and December 31, 2021 consists of the following:

Description	March 31, 2021	December 31, 2020
Accounts receivable on completed contracts	$12,511	$43,221
Costs and estimated earnings on contracts in progress	169,358	319,001
Total	$181,869	$362,222

Costs and Estimated Earnings on projects are recognized on the percentage of completion method for work performed on contracts in progress at March 31, 2021 and December 31, 2020.

The Company records contracts for future payments based on contractual agreements entered into at the inception of construction contracts. Amounts are payable from customers based on milestones established in each contract. Larger contracts are billed and recorded in advance and unearned profits are netted against the billed amounts such that accounts receivable reflect current amounts due from customers on completed projects and amounts earned on projects in process are reflected in the balance sheet as costs and estimated earnings in excess of billings on contracts in progress. Excess billings on contracts in process are recorded as liabilities and were $179,489 at March 31, 2021 and $558,907 at December 31, 2020.

Note 5 – Inventory

Inventory of construction supplies not yet charged to specific projects was $0 at March 31, 2021, and $0 as of December 31, 2020. The Company values items of inventory at the lower of cost or net realizable value and uses the first in first out method to charge costs to jobs. The Company wrote off all of its inventory during 2018.

Note 6 – Security deposits and Long Term Commitments

During October 2020, the Company moved into its own building that was purchased in December 2019 and abandoned the Wilmot Avenue rental space. It now occupies 4,800 square foot of office and warehouse space and one-half acre of land. There are no security deposits.

Note 7 – Investment in long term leases

Long term leases recorded on the consolidated financial statements were $3,815 at March 31, 2021 and $3,995 at December 31, 2020, respectively. One of the leases owned by AEFC was paid in full by the customer during the year ended December 31, 2020.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND

THE YEAR ENDED DECEMBER 31, 2020

Note 8 – Fixed Assets

The Company has acquired all its office and field work equipment with cash payments and financial institution loans. The total fixed assets consist of land and building, vehicles, office furniture, tools and various equipment items and the totals are as follows:

Asset	March 31, 2021	December 31, 2020
Land and Building	$326,400	$326,400
Equipment	172,591	173,991
Accumulated depreciation	(112,471)	(106,504)
Fixed Assets, net of accumulated depreciation	$386,520	$393,887

Depreciation expense for the three months ended March 31, 2021 and the year ended December 31, 2020 was $5,967 and $13,486, respectively.

On December 31, 2019, the Company purchased a building at 2505 N Alvernon consisting of 4,800 SF building and approximately ½ acre of land. The property was financed by a $25,000 loan from Green Capital (GCSG) and a mortgage from the seller for the $300,000 balance. The purchase price was $325,000 plus closing costs of $1,400.

Note 9 – Notes Payable to Related Parties

Notes payable as of March 31, 2021 and December 31, 2020 consists of the following:

Description	March 31, 2021	December 31, 2020
Note payable – Director bearing interest at 12% per annum, unsecured, demand notes.	$60,000	$60,000
Note payable – President bearing interest at 12% per annum, unsecured, demand note.	254,003	251,340
Total	$314,003	$311,340

The first note in the amount of $60,000 provides for interest at 12% per annum and is unsecured. This note has unpaid accrued interest of $45,039 and $43,263 at March 31, 2021 and December 31, 2020, respectively.

The second note has a current balance of $254,003 as of March 31, 2021. The note is a secured demand note covering all assets of the Company and bears interest at 12% per annum. This note has unpaid accrued interest of $60,633 at March 31, 2021. The Note was converted to a secured note on April 1, 2021 covering all assets of the Company. See Note 16 below.

The combined total funds due to Officers and Directors totaled $419,675 with principal and interest at March 31, 2021.

Note 10 – Short Term Notes Payable

Description	March 31, 2021	December 31, 2020
Bill’ d Exchange, LLC, an equipment capital lender, initial financing August 2, 2019, finances equipment for commercial contracted customers in varying amounts	$20,000	$31,462
Merchant loan – Knight Capital Funding, LLC	-	33,694
Merchant loan – Pearl lending	-	51,750
Merchant loan – Green Capital	8,738	11,748
Private money loan from Perfectly Green Corporation	33,754	33,754
Private money loan from prior officer of ABCO	95,746	61,052
PPP loan – SBA loan payable	-	123,999
PPP loan -SBA loan payable	128,232	-
Total	$286,470	$347,459

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND

THE YEAR ENDED DECEMBER 31, 2020

Bill’ d Exchange, LLC, a customer equipment capital lender, made their initial financing on August 2, 2019. They finance equipment for commercial contracted customers in varying amounts. These loans bear interest at varying rates and are paid weekly for the amount of interest due on the account at each date. Each loan is secured by the accounts receivable from the customer and by personal guarantee of an affiliated officer of ABCO Solar, Inc. On March 2, 2021, the Company entered an agreement to pay $20,000 to settle this Note in 5 payments of $4,000 each.  Unpaid principal balance on this note at March 31, 2021 and December 31, 2020 was $20,000 and $31,462, respectively.

On January 30, 2019, the Company borrowed $153,092 including principal and interest from Knight Capital Funding, LLC, and [“KCF”] bearing interest at 23% per annum, unsecured.  This loan was refinanced on August 10, 2019 and replaced with a new loan of $144,900 from KCF. The balance and accrued interest at December 31, 2019 was $61,747. On February 18, 2020 ABCO defaulted on this loan due to the reduction in business from Covid-19. On March 29, 2021, the Company made a final negotiated settlement payment on this note for $22,000 and recorded gain on extinguishment of debt of approximately $14,000 during the three months ended March 31, 2021.  Outstanding principal balance as of March 31, 2021 and December 31, 2020 was $-0- and $33,694, respectively.

On December 6, 2019, the Company borrowed $52,174 from Pearl Delta Funding that contained a repayment in the amount of $72,000 in 160 payments of $450.  This unsecured note bears interest at the imputed rate of approximately 36% per annum. The unpaid balance of principal and interest at December 31, 2019 was $65,664. On February 18, 2020 ABCO defaulted on this loan due to the reduction in business from Covid-19 when the balance of the note was $51,750. On March 29, 2021, the Company made a final negotiated settlement payment in the amount of $36,998 and recorded gain on extinguishment of debt for approximately $15,000 during the three months ended March 31, 2021  Outstanding principal balance as of March 31, 2021 and December 31, 2020 on the note was $-0- and $51,750, respectively.

On December 31, 2019 ABCO borrowed $25,000 from Green Capital Funding, LLC.  The proceeds from this loan were used to acquire the real estate purchased on the date of the loan.  This unsecured loan bears interest at approximately 36% and has a repayment obligation in the amount of $35,250 in 76 payments. The unpaid balance of principal and interest at December 31, 2020 was $11,748 after several months of daily payment and a default on February 18, 2020 due to the reduction in business from Covid-19. As of the date of filing this report, no arrangements for resuming payments had been accomplished; however, the Company has been paying $1,000 per month for several months. As of March 31, 2021, the Company has reduced the balance to $8,738.  Outstanding principal balance as of March 31, 2021 and December 31, 2020 on the note was $8,738 and $11,748, respectively.

On January 22, 2018, the Company borrowed $60,000 from Perfectly Green Corporation, a Texas corporation.  The Company has paid $26,246 leaving a balance of $33,754 at September 30, 2020 and December 31, 2019. The note bears interest at 3% per annum and is payable upon demand after 60 days’ notice which can be requested at any time after May 31, 2018. Outstanding principal balance as of March 31, 2021 and December 31, 2020 was $33,754 and $33,754, respectively.

Mr. Charles O’Dowd, former President and Director of ABCO Energy resigned from all positions with the Company on October 7, 2019. Prior to his resignation, Mr. O’Dowd had loaned the Company funds in the principal amount of $61,052 which is represented by a Promissory Note that is unsecured that also has unpaid interest accrued at December 31, 2020 of $34,694 leaving a total balance due of $95,746 at March 31, 2021. The note bears interest at the rate of 12% per annum. Mr. O’Dowd has filed legal action against the Company for collection of the amounts due under the Note. He received a default judgment and is attempting to execute on the judgment.  Outstanding principal balance as of March 31, 2021 and December 31, 2020 on the note was $95,746  and $61,052, respectively.

On February 24, 2021, the Company executed a promissory note evidencing an unsecured loan (“Loan”) for $128,232 under the Paycheck Protection Plan (“PPP”). The terms of the Loan require 1.00% interest. This loan contains the same clauses as the previous EDIL loan described in the following paragraph. The Loan is forgivable, but no assurance can be given that the Company will receive forgiveness of this Loan.  Outstanding principal balance as of March 31, 2021 and December 31, 2020 on the note was $128,232 and $-0-, respectively.

On May 3, 2020, Company entered into a promissory note evidencing an unsecured loan in the amount of $123,999.00 made to the Company under the Paycheck Protection Program (the “Loan”).  The Paycheck Protection Program (or “PPP”) was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and is administered by the U.S. Small Business Administration.  The Loan to the Company is being made through Bank of America, N.A., a national banking association (the “Lender”). The interest rate on the Loan will not exceed 1.00%.  The promissory note evidencing the Loan contains customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the SBA or Lender, or breaching the terms of the Loan documents.  The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the PPP.  Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities.  No assurance is provided that the Company will obtain forgiveness of the Loan in whole or in part.  If the SBA does not confirm forgiveness of the Loan or only partly confirms forgiveness of the Loan, including principal and interest (“Loan Balance”); then, in either such case, the Lender will establish the terms of repayment of the Loan Balance via a separate letter to the Company, containing the amount of each monthly payment, the interest rate, etc.  On March 9, 2021, the SBA and Bank of America notified the Company that the entire balance of this note has been forgiven by the Government.  The Company recorded a gain on extinguishment of debt during the three months ended March 31, 2021 for approximately $124,000.  Outstanding principal balance as of March 31, 2021 and December 31, 2020 on the note was $-0- and $123,999, respectively.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND

THE YEAR ENDED DECEMBER 31, 2020

Note 11 – Convertible debentures - net of discounts and fees.

This table presents the positions on the outstanding notes at March 31, 2021 and December 31, 2020, respectively.

Holder	Date of Loan	Loan amount	OID and discounts and fees	Interest rate	Balance March 31, 2021	Balance December 31, 2020
Power Up Lending Group Ltd	5-13-19	$96,300	$13,300	8%	$-	$-
Power Up Lending Group Ltd	8-14-19	68,000	13,000	8%	-	-
Power Up Lending Group Ltd	9-11-19	76,000	13,000	8%	-	-
Power Up Lending Group Ltd	3-29-21	80,000	9,600	12%	89,600	-
Crown Bridge Tranche 1	8-8-19	50,000	5,000	8%	-	-
Oasis Capital	1-22-20	189,000	17,758	8%	138,803	150,553
Oasis Capital	9-1-18	150,000	-	8%	3,264	3,264
Totals and balances		$442,300	$71,658		$231,667	$153,817

The Financial Accounting Standard ASC 815 Accounting for Derivative Instruments and Hedging Activities require that instruments with embedded derivative features be valued at their market values. The Black Scholes model was used to value the derivative liability for the three months ended March 31, 2021 and the fiscal year ending December 31, 2020. This value includes the fair value of the shares that may be issued according to the contracts of the holders and valued according to our common share price at the time of acquisition.

The Company issued to Power Up Lending Group, Inc. a $96,300 Convertible Promissory Note dated May 13, 2019 which contains an original issue discount of $10,000 (OID) and expenses of $3,300 [“Note”]. The Note is convertible into Company common stock beginning six months after the date of the Note with a stated discount rate of 19% as set forth in the Note. There is no trigger of derivative liability from conversion features until six months after initial borrowing date. Without the OID, the effective discount would have been 35%. The net proceeds from this Note were used for working capital. $92,000 of this note was converted in 2019 and 2020. The balance of $4,300 was converted during the year ended December 31, 2020.  Outstanding principal balance as of March 31, 2021 and December 31, 2020 on the note was $-0-, respectively.

The Company issued to Power Up a $68,000 Convertible Promissory Note dated August 14, 2019 [“Note”] which contains an original issue discount of $10,000 (OID) and expenses of $3,000 [“Note”]. The Note is convertible into Company common stock beginning six months after the date of the Note with an effective discount rate of approximately 19% upon conversion. There is no trigger of derivative liability from conversion features until six months after initial borrowing date. Without the OID, the effective discount rate would be 35% as set forth in the Note. The net proceeds from the Note, was used for working capital. $68,000 of this note was converted during the year ended December 31, 2020.  Outstanding principal balance as of March 31, 2021 and December 31, 2020 on the note was $-0-, respectively.

The Company issued to Power Up a $76,000 Convertible Promissory Note dated September 11, 2019 [“Note”] which contains an original issue discount of $10,000 (OID) and expenses of $3,000 [“Note”]. The Note is convertible into Company common stock beginning six months after the date of the Note with an effective discount rate of approximately 19 % upon conversion. There is no trigger of derivative liability from conversion features until six months after initial borrowing date. Without the OID, the effective discount rate would be 35% as set forth in the Note. The net proceeds from the Note, was used for working capital. $18,550 of this note was fully converted during the year ended December 31, 2020.  Outstanding principal balance as of March 31, 2021 and December 31, 2020 on the note was $-0-, respectively.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND

THE YEAR ENDED DECEMBER 31, 2020

On August 8, 2019, the Company issued to Crown Bridge Partners, LLC a Convertible Promissory Note which contained an original issue discount of $15,000 and expenses of $6,000 [“Note”].  ABCO has borrowed the first tranche of $50,000 and paid the expenses of $5,000 of this agreement. The note was divided into 3 tranches with the 1st being executed on August 8, 2019 and the remaining 2 tranches to be issued at the Company’s discretion. The note was convertible into Company common stock beginning six months after the date of the effective date of each tranche with a stated discount rate of 36%. There is no trigger of derivative liability from conversion features until six months after initial borrowing date. At the time of the Buyer’s funding of each tranche under the Note, the Company shall issue to Buyer as a commitment fee, a common stock purchase warrant to purchase an amount of shares of its common stock equal to 150% of the face value of each respective tranche divided by $0.05 (for illustrative purposes, the First Tranche face value is equal to $50,000, which resulted in the issuance of a warrant to purchase 1,500,000 shares of the Company’s common stock) pursuant to the terms provided therein (all warrants issuable hereunder, including now and in the future, shall be referred to, in the aggregate, as the “Warrant”) (all warrants issuable hereunder shall be in the same form as the Warrant issued in connection with the First Tranche). The net proceeds from this Note were used for working capital. A conversion feature is associated with this note and prorated from August 8, 2019 to September 30, 2019 in the amount of $4,314. Management does not intend to exercise the last two options to borrow on this note. $23,540 of this note was converted during the year ended December 31, 2020.  Outstanding principal balance as of March 31, 2021 and December 31, 2020 on the note was $-0-, respectively.

As of September 1, 2018, the Company entered into an Equity Purchase Agreement with Oasis Capital, LLC, a Puerto Rico limited liability company (“Investor”) pursuant to which Investor agreed to purchase up to $5,000,000 of the Company’s common stock at a price equal to 85% of the market price at the time of purchase (“Put Shares”). The Company agreed to file a new registration statement to register for resale the Put Shares. The Registration Statement must be effective with the SEC before Investor is obligated to purchase any Put Shares. In addition, the Company [i] issued to Investor a one year $150,000 note which is convertible at a fixed price of $.01 per share as a commitment fee for its purchase of Put Shares and [ii] delivered to Investor a Registration Rights Agreement pursuant to which the Company agreed to register all Put Shares acquired under the Equity Purchase Agreement. During 2020, Investor converted $59,692 of principal of the Note and received 930,165,889 shares of common stock. During the twelve months ended December 31, 2020, the negotiated note balance was $3,264.  The unpaid principal balance on the Note was $3,264 and $3,264 at March 31, 2021 and December 31, 2020, respectively.

As of January 21, 2020 (“Effective Date”), the Company issued to Oasis a $208,000 Promissory Note, net of a prorated original issue discount of $16,000 (“1/21/20 Note”). The Company received $34,000 (“First Tranche”) with four additional Tranches through December 31, 2020 totaling $85,000. There were three Tranches for the period of January 1, 2021 to February 19, 2021, totaling $70,000. Each Tranche matures nine months from the effective date of each such payment. The Company issued Warrants with each Tranche totaling [2,100,000] shares. Each Warrant expires five years from the date of issuance and is exercisable at a conversion price of 120% of the closing price on the trading day prior to the funding date of the respective Tranche. The Company also agreed to issue to Oasis 5,000,000 shares of common stock as an incentive/commitment fee in connection with the transactions. The Company valued these shares at $14,500 and issued these shares in 2020. The 1/21/20 Note is convertible into common stock at a 35% discount to market. The balance of the Note at March 31, 2021 $138,803, including all penalties and interest and payments through conversions for $76,224.  Outstanding principal balance as of March 31, 2021 and December 31, 2020 on the note was $138,803 and $150,553, respectively.

On March 29, 2021, the Board of Directors of the Corporation deem it in the best interests of the Corporation to enter into the Securities Purchase Agreement dated March 29, 2021 (the “Agreement”) with Power Up Lending Group Ltd. (“PowerUp”), in connection with the issuance of: (i) a promissory note of the Corporation, in the form attached hereto as Exhibit A, in the aggregate principal amount of $80,000 (including $7,500of Original Issue Discount) (the “Note”), (ii) Three Hundred Seventy Three Thousand Three Hundred Thirty Three (373,333) restricted common shares of the Corporation (“Commitment Shares”) to be delivered to PowerUp in book entry with the Corporation’s transfer agent prior to the Closing Date, (iii) Seventy Hundred Forty Six Thousand Six Hundred Sixty Seven (746,667) restricted common shares of the Corporation (“Security Shares” and together with the Note and the Commitment Shares, collectively, the “Securities”) to be delivered to PowerUp in book entry with the Corporation’s transfer agent prior to the Closing Date; and in connection therewith to enter into an irrevocable letter agreement with Vstock Transfer LLC, the Corporation’s transfer agent, with respect to the reserve of shares of common stock of the Corporation to be issued upon any conversion of the Note (only upon default); the issuance of such shares of common stock in connection with a conversion of the Note (the “Letter Agreement”). The proceeds of this note were specifically slated for payment of the settlement of the Knight Capital Merchant Loan for $22,000 and the final payment of the Pearl Capital merchant note for $36,998. These discounted payoffs of these notes saved the company $26,446 plus future interest.  Outstanding principal balance as of March 31, 2021 and December 31, 2020 on the note was $89,600 and $-0-, respectively.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND

THE YEAR ENDED DECEMBER 31, 2020

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

The following table shows the change in the fair value of the derivative liabilities on all outstanding convertible debt at March 31, 2021 and at March 31, 2020:

Description	March 31, 2021	March 31, 2020
Purchase price of the convertible debenture - net of discount	$-	$442,300
Valuation reduction during the period	-	(53,119)
Balance of derivative liability net of discount on the notes (See Consolidated Balance sheet liabilities)	$-	$389,181

Derivative calculations and presentations on the Statement of Operations
Loss on note issuance	$-	$-
Change in Derivative (Gain) Loss	-	(290,137)
Derivative Finance fees	(49,623)	-
Gain (loss) on extinguishment of debt	-	-
Derivative expense charged to operations in 2021 and 2020 (See Consolidated Statement of Operations)	$(49,623)	$(290,137)

Note 13 – Long term debt

Holder	Date issued	Interest rate	Amount due March 31, 2021	Amount due December 31, 2020
Real Estate Note Allen-Neisen Family trust – Et. Al.	12-31-19	5.00%	$288,063	$290,271
US Treasury SBA guaranteed loan	7-21-20	3.75%	150,000	150,000
Ascentium Capital	10-1-18	13.00%	5,989	6,998
Fredrick Donze	9-2-18	6.00%	1,049	2,274
Charles O’Dowd – former officer truck loan	8-9-18	6.00%	-	2,560
GMAC Chev truck	10-20-20	5.99%	23,293	23,574
Mechanics Bank – Chev Truck	12-12-20	8.99%	23,310	24,318
Total long-term debt			491,604	499,995
Less Current portion			22,451	27,702
Total long-term debt			$469,153	$472,293

On December 31, 2019 ABCO completed negotiations, financial arrangements and closed on the purchase of a 4,800 square foot office and warehouse building located on one/half acre of paved land on one of Tucson’s busiest streets. This property will be more than adequate to house both the Solar business and our HVAC expansion. The land and outbuildings will accommodate all of our equipment. The property acquisition was priced at $325,000 the company paid $25,000 down payment and the seller financed $300,000 mortgage based on a twenty-year amortization and a 5% interest rate with a balloon payment at the end of five (5) years. The monthly payment is $1,980.  Outstanding principal balance as of March 31, 2021 and December 31, 2020 on the note was $288,063 and $290,271, respectively.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND

THE YEAR ENDED DECEMBER 31, 2020

On July 21, 2020, the Company received an SBA loan from Bank of America in the amount of $150,000 that is guaranteed by the US Treasury Department. Installment payments, including principal and interest, of $731.00 monthly, will begin Twelve (12) months from the date of the promissory Note. The balance of principal and interest will be payable Thirty (30) years from the date of the promissory Note. Interest will accrue at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date(s) of each advance. Each payment will be applied first to interest accrued to the date of receipt of each payment, and the balance, if any, will be applied to principal. For loan amounts of greater than $25,000, Borrower hereby grants to SBA, the secured party hereunder, a continuing security interest in and to any and all “Collateral” as described herein to secure payment and performance of all debts, liabilities and obligations of Borrower to SBA hereunder without limitation, including but not limited to all interest, other fees and expenses (all hereinafter called “Obligations”). The Collateral includes the following property that Borrower now owns or shall acquire or create immediately upon the acquisition or creation thereof: all tangible and intangible personal property, including, but not limited to: (a) inventory, (b) equipment, (c) instruments, including promissory notes (d) chattel paper, including tangible chattel paper and electronic chattel paper, (e) documents, (f) letter of credit rights, (g) accounts, including health-care insurance receivables and credit card receivables, (h) deposit accounts, (i) commercial tort claims, (j) general intangibles, including payment intangibles and software and (k) as-extracted collateral as such terms may from time to time be defined in the Uniform Commercial Code. The security interest Borrower grants includes all accessions, attachments, accessories, parts, supplies and replacements for the Collateral, all products, proceeds and collections thereof and all records and data relating thereto. During the three months ended March 31, 2021 and the year ended December 31, 2020, the Company recorded $1,390 and $2,812 in interest expense on this loan, respectively.    Unpaid principal balance of the SBA loan at March 31, 2021 and December 31, 2020 was $150,000 and $150,000, respectively.

The Company recorded a gain on extinguishment of debt during the three months ended March 31, 2021 of $153,546.  Unpaid principal balance of the SBA loan at March 31, 2021 and December 31, 2020 was $-0- and $150,000, respectively.

ABCO acquired the assets of Dr. Fred Air Conditioning services on September 2, 2018 for the total price of $22,000. The allocation of the purchase price was to truck and equipment at $15,000 and the balance was allocated to inventory and the license for period of five or more years. The truck and equipment were financed by Ascentium Capital. The payments on the Ascentium capital note are $435 and the payments on the Donze note are $212 each per month.

The Company purchased an automobile from its then President, Charles O’Dowd, with a promissory note in the amount of $6,575 dated August 9, 2018 and the note bears interest at 6% per annum for the three-year payment plan. Mr. O’Dowd is no longer an officer or employee of the Company. The balance at March 31, 2021 and December 31, 2020 was $321 and $2,560, respectively.

Note 14 – Stockholder’s Deficit

Preferred Stock

On September 15, 2017 and on September 15, 2018, the Board of Directors authorized on each such date the issuance of 15,000,000 preferred shares for an aggregate of 30,000,000 shares of Class B Convertible Preferred Stock [“Series B”] to both Directors of the Company and to two Consultants, of which, David Shorey, President of the Company, is the beneficial owner thereof, a total of 30,000,000 shares of Series B. The Company assigned a value of $15,000 for the shares for 2017 and 2018. Of the Series B, 12,000,000 shares were issued to Charles O’Dowd and 2,000,000 to Wayne Marx, the Directors. Each Consultant received 8,000,000 shares. See the Company’s Schedule 14C filed with the Commission on September 28, 2018. Upon his resignation, Mr. O’ Dowd’s shares were cancelled and reissued to two Consultants. These shares have no market pricing and management assigned an aggregate value of $30,000 to the stock issued based on the par value of $0.001. The 30,000,000 shares of Preferred Stock, each has 200 votes for each Preferred share held by of record. The holders of the Preferred are also entitled to an additional 8,823,930 common shares upon conversion of the Preferred Stock. As a result of owning of these shares of Common and Preferred Stock, the Control Shareholders will have voting control of the Company.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND

THE YEAR ENDED DECEMBER 31, 2020

Common Stock

During the three months ended March 31, 2021 and the year ended December 31, 2020 the following shares were issued for debt conversions:

	Three Months Ended March 31, 2021		During the Year Ended December 31, 2020
Capital Company	Shares converted	Dollars converted	Shares converted	Dollars converted
Crown Bridge Partners	-	$-	2,300,000	$46,540
Power Up	-	-	1,633,968	57,450
Oasis Capital	8,067,683	111,878	5,173,328	125,775
Total	8,067,683	$111,878	9,107,296	$229,765

After the reverse of shares effective January 4, 2021 the authorized shares were reduced to 29,411,765. Our board of directors believes that it is desirable to have additional authorized shares of common stock available for possible future financings, acquisition transactions, joint ventures and other general corporate purposes. Our board of directors believes that having such additional authorized shares of common stock available for issuance in the future will give us greater flexibility and may allow such shares to be issued without the expense and delay of a special shareholders’ meeting unless such approval is expressly required by applicable law. Although such issuance of additional shares with respect to future financings and acquisitions would dilute existing shareholders, management believes that such transactions would increase the overall value of the Company to its shareholders. Therefore, on January 11, 2021, the shareholders voted to authorize an increase in the Authorized Common Shares to 2,000,000,000 shares.

Earnings (loss) per share calculation

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period

The computation of basic and diluted loss per share at March 31, 2021 and December 31, 2020 excludes the common stock equivalents from convertible debt of the following potentially dilutive securities because their inclusion would be anti-dilutive, and the share issue number is not calculable until conversion takes place.

Stock subscriptions executed under an earlier offering included a provision whereby ABCO agrees to pay a dividend (defined as interest) of from 6% to 12% of the total amount invested for a period of one year from receipt of the invested funds. This dividend (defined as interest) is allocated between the broker and the investor with amounts paid to the broker treated as a cost of the offering and netted against additional paid in capital and amounts paid to the investor treated as interest expense. Total amounts paid or accrued under this agreement and charged to additional paid-in capital for the three months ended March 31, 2021 and the year ended December 31, 2020, amounted to $0 and $0, respectively. The accrued balance due on this obligation to shareholders totals $49,290 at March 31, 2021 and $49,290 at December 31, 2020.

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

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND

THE YEAR ENDED DECEMBER 31, 2020

Note 15 – Equity Awards

The following table sets forth information on outstanding option and stock awards held by the named executive officers of the Company at March 31, 2021 and December 31, 2020, including the number of shares underlying both exercisable and un-exercisable portions of each stock option as well as the exercise price and the expiration date of each outstanding option. See Note to Notes to Consolidated Financial Statements.

Outstanding Equity Awards After Fiscal Year-End (1)
Name	Number of securities underlying unexercised options exercisable (1)(5)		Number of securities underlying unexercised options un-exercisable (2)	Option Exercise Price ($)	Option Grant Date	Option Expiration Date
Michael Mildebrandt	3,704	(3)(4)	8	$.001	11/01/2019	11/01/2023
Adrian Balinski	3,704	(3)(4)	8	$.001	11/01/2019	11/01/2023

(1)	7,408 shares were issued for Equity Awards during the year ended December 31, 2019.
(2)	All options vest 20% per year beginning on the first anniversary of their grant date.
(3)	Messrs. Mildebrandt and Balinski were each awarded 3,704 shares of restricted common stock as of October 31, 2020, for being officers and directors of the Company.
(4)	Mr. Mildebrandt and Mr. Balinski have resigned as officers and directors.
(5)	Mr. Charles O’Dowd, former president of ABCO, resigned on October 7, 2019. All options previously issued to Mr. O’Dowd expired on January 1, 2021 and none were exercised at any time.

An aggregate of 7,408 stock awards are outstanding under the Equity Incentive Plan (“EIP”) at March 31, 2021.

Effective January 9, 2021, the Company issued an aggregate of 5,000,000 restricted common shares for services rendered, of which 500,000 were awarded to Wayne Marx, an officer and Director, 3,5000,000 shares to an LLC controlled by David Shorey, President, CEO and CFO, and 1,000,000 shares to an outside consultant.

Note 16 – Subsequent Events

Between April 1, 2021 through May 24, 2021, Oasis Capital converted an aggregate of $77,613 of principal payments of the January 20, 2020 Convertible Note and Oasis were issued 4,215,954 shares of Common Stock.

On April 1, 2021, the promissory note payable to the President of the Company in the amount of $314,636 of principal and interest was converted into a secured note covering all assets of the Company. The Note bears interest at the rate 12% per annum and is due on demand. Financing statement s are expected to be filed in Pima County, AZ and in Las Vegas County, NV covering the assets which are securing this Note. See Exhibit 99.2 for a form of the Note.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW

FOR THE THREE MONTHS ENDED MARCH 31, 2021

AND MARCH 31, 2020

Our discussion of operating results for the Three months ended March 31, 2021 and March 31, 2020 are presented below with major category details of revenues and expenses including the components of operating expenses. Sales consist of photovoltaic products, electrical services and LED lighting products and installation during both periods.

Sales for the three months ended March 31, 2021 and 2020 were $335,726 and $314,792, respectively.  This is an increase of $20,934 or 7% of the 2020 sales. The Solar sales revenue in 2021 and 2020 reflected seasonal and changing market conditions in the financing of solar installations in the Arizona markets and the effects of the COVID-19 Pandemic.  ABCO has begun its focus on commercial sales in 2017 and has been able to grow every period since that decision. ABCO has worked diligently to overcome the utility changes by focusing on commercial applications and the increased interest of business and government in the LED lighting contracts.

Cost of sales for the three months ended March 31, 2021 and 2020 was $294,142 and $214,170, respectively, and 87% and 68% of sales for each period then ended.  Gross margins were 13% of revenue for the first three months ended March 31,2021 and 32% of revenue for the three months ended March 31, 2020.  During 2021 and 2020 we have been offering new products and have found our entry market prices for steel parking structures have added gross margins higher than usual because we use outside contractors for the entire projects.  Our gross profit reflects this decision.  We feel that we have made progress in entering the parking shade markets and that our gross margins will stabilize as growth lowers these margins in the future.

Total selling, general and administrative expenses were $166,164 or 49% of revenues during the three months ended March 31, 2021 and $160,179 or 51% of revenues for the three months ended March 31, 2020, respectively.  Net loss from operations for the three-month period ended March 31, 2021 was $(124,580) as compared to a net loss of $(59,557) for the same three-month period ended March 31, 2020, respectively.  Our operating expenses for the three months ending March 31, 2021 period were lower by $5,985 over the comparative period in 2020. The interest expense during the three months ended March 31, 2021 increased  by $3,106 over the period ended March 31, 2020 due mostly to the lack of new convertible loans during this period where accounting treatment requires the recording of prepaid interest during the first phase of the loan and because of higher loans from related parties.  This combination of factors decreased the loss for the three months ended March 31, 2021 to $(93,701) as compared to $(352,774) for the three months ended March 31, 2020, respectively.

As noted in previously, ABCO could not finish its backlog of work and expand into the markets of LED lights and commercial solar markets without maintaining staff, facilities and sales expenses.  When revenues fall, and expenses are not reduced proportionately, the result is an increase in operating expenses proportionate to revenue.  Operating expenses for the two periods increased to accommodate our expansion of sales programs, but not in the same ratio as the increase in sales. ABCO chose to maintain a level of expenses that would not significantly impact the Company’s performance in the future.

STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

AND THE YEAR ENDED DECEMBER 31, 2019

During the three months ended March 31, 2021 our net cash used by operating activities was $(97,106) and comparatively the net cash used by operating activities in the three months ended March 31, 2020 was $(92,075).  Net cash used by operating activities in the period ended March 31, 2021 consisted primarily of net losses from operations of $(93,701) for 2021 as compared to a loss of $(352,774) for 2020.  Depreciation adjustments of non-cash expenses were $5,967 and $2,435 for each period, respectively. Derivative portion of convertible debt accounted for charges to income for future changes in value of the underlying stock in the amount of $49,023 for the period ended March 31, 2021.  The Company experienced an increase in Accounts Payable of $150,293 and $30,083 for each period, respectively.  is the increase primarily due to the Company’s ability to apply cash receipts from investors and operations to pay past and current creditors at the end of each period, respectively. Accounts Receivable decreased by $180,353, net of adjustments for contracts in process, during the period ended March 31, 2021 due to increases in contracts at March 31, 2021 compared to March 31, 2020, respectively.

Net cash provided by or (used for) investing activities for the three months ended March 31, 2021 and 2020 was $1,580 and $2,632 respectively due to receipt of principal on leases paid or terminated and equipment sales and acquisitions.

Net cash provided by financing activities for the three months ended March 31, 2021 and 2020 was $110,511 and $77,604, respectively. Net cash provided by financing activities resulted primarily from the sale of Common Stock, loans from a financial institution and loans from a Director, Officer and Directors. Any future conversions will increase the number of shares outstanding and the Stockholders Equity by the amount of the original investment.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements have been for carrying cost of accounts receivable after completion of contracts.  The industry typically requires solar contractors to wait for the utility approval in order to be paid for contracts. This process can  exceed 90 days and sometimes requires the Company as the contractor to pay all or most of the cost of projects without assistance from suppliers. Our working capital deficit at March 31, 2021 was $(1,439,632) and it was $(1,509,716) at December 31, 2020.  This decrease of $70,084 was primarily due to losses from operations during the three months ended March 31, 2021. Bank financing has not been available to the Company, but we have been able to increase our credit lines with our suppliers because of good credit.  There are no material covenants on our credit lines, normally due in 30 days since they are standard in the industry and the balances vary daily. Most are personally guaranteed by the Officer of the Company.

The total borrowed from Directors and officers totaled $314,003 plus accrued interest of $105,672 at March 31, 2021. There are no existing agreements or arrangement with any Director to provide additional funds to the Company.

During the three and twelve months ended March 31, 2021 and December 31, 2020 there were no transactions, or proposed transactions, which have materially affected or will materially affect the Company in which any director, executive officer, or beneficial holder of more than 5% of the outstanding common, or any of their respective relatives, spouses, associates, or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Not Applicable to Smaller Reporting Companies.

Item 4.     Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including the Company’s Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms. Based upon that evaluation, the Chairman/CEO and the Chief Financial Officer concluded that our disclosure controls and procedures are not currently effective in timely alerting them to material information relating to the Company required to be included in the Company’s period SEC filings. The Company is attempting to expand such controls and procedures, however, due to a limited number of resources the complete segregation of duties is not currently in place.

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

Item 1A.  Risk Factors

Not Applicable.

Item 2.     Unregistered Sale of Equity Securities and Use of Proceeds

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures.

Not Applicable.

Item 5.     Other Information

Not Applicable.

Item 6.     Exhibits

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description of Exhibit

3(i)	Articles of Incorporation, as amended (1)
3(ii)	By-Laws (1)
10(b)	12% $40,000 Convertible Note dated March 16, 2016 (4)
10(c)	8% $25,000 Convertible Note dated March 23, 2016 (4)
10(d)	10% $55,000 Convertible Note dated April 1, 2016 (5)
10(e)	5% $42,000 Convertible Note dated April 5, 2016 (5)
10(f)	10% $40,000 Convertible Note dated May 3, 2016 (5)
10(g)	8% $30,000 Convertible Note dated May 6, 2016 (5)
21	Subsidiaries of Registrant (1)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
99.1	Engagement Agreement between Adams Fund LLC and ABCO Energy, Inc., dated September 15, 2015 (3)
99.2	Secured Promissory Note dated April 1, 2021 in favor of an affiliate of the Registrant’s President (6)
99.3	SBA Letter of Forgiveness of the 7/21/2020 SBA Guaranteed Note to The Bank of America (6)
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Labels Linkbase Document
(1)	Previously filed with the Company’s Form 10-12G, SEC File No. 000-55235 filed on July 1, 2014, and incorporated herein by this reference as an exhibit to this Form 10-K.
(2)	Attached.
(3)	Previously filed with the Company’s Form 8-K filed on September 17, 2015, and incorporated herein by this reference as an exhibit to this Form 10-K.
(4)	Previously filed with the Company’s Form 10-K, File No. 000-55235, filed with the Commission on April 11, 2016 and incorporated herein by this reference.
(5)	Previously filed with the Company’s Form 10-Q, File No. 000-55235, filed with the Commission on May 20, 2016 and incorporate herein by this reference.
(6)	Previously filed with the Company Form 10-K, File No. 000-55235, filed with the Commission on April 15, 2021 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

May 24, 2021

ABCO ENERGY, INC

/s/ David Shorey
David Shorey
Title: President &
Chief Executive Officer (CEO)

/s/David Shorey
David Shorey
Chief Financial Officer (CFO)
Principal Accounting Officer (PAO)