Form 10-Q
period 2021-06-30
ABCO Energy, Inc.
filed 2021-08-23
CIK 1300938

As Filed with the Securities and Exchange Commission on August 23, 2021

File No:  000-55235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING JUNE 30, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission file number: 000-55235

ABCO ENERGY, INC.

(Name of registrant as specified in its Charter)

Nevada	46-5342309
(State of Incorporation)	(IRS Employer Identification No.)

2505 N Alvernon Way, Tucson, AZ	85712
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(520) 777-0511

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON STOCK	ABCE	OTCPINK

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

As of August 23, 2021, we had 55,680,438 shares of common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.     Financial Statements

ABCO ENERGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

AND FOR THE YEAR ENDED DECEMBER 31, 2020

INTRODUCTORY  STATEMENT

The Form 10-Q below has not been reviewed by the Company’s auditors. Management or it’s representatives have made numerous attempts to contact the auditors about their required review of the Form 10-Q through numerous telephone calls, texts and emails to the Auditors but they have  not responded to any  such attempted communications. Management determined that because this Form 10-Q has been thoroughly vetted by Management and its internal accountants, it is in the best interest of shareholders to have the Company’s up-dated results from current operations contained in the Form 10-Q be given to them at this time without the Auditor’s usual review. Efforts to contact the Auditors continue unabated.

ABCO ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2021 Unaudited	December 31, 2020 Audited
Current Assets
Cash	$42,180	$54,268
Accounts receivable on completed projects	37,231	43,221
Costs and estimated earnings on contracts in progress	211,199	319,001
Amortizable original issue discount	26,773	-
Total Current Assets	317,383	416,490
Fixed Assets
Fixed assets – net of accumulated depreciation	380,814	393,887
Other Assets
Investment in long-term leases	3,787	3,995
Total Other Assets	3,787	3,995
Total Assets	$701,984	$814,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$568,763	$526,981
Short term notes payable	155,979	347,459
Excess billing on contracts in progress	245,369	558,907
Notes payable to related parties	303,194	311,340
Debentures payable	165,535	153,817
Current portion of long-term debt	44,022	27,702
Total Current Liabilities	1,482,862	1,926,206

Long term debt, net of current portion	512,388	472,293
Total Liabilities	1,995,250	2,398,499

Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred stock, 100,000,000 shares authorized, $0.001 par value, and 30,000,000 shares issued and outstanding at June 30, 2021 and 30,000,000 at December 31, 2020	30,000	30,000
Common stock 2,000,000,000 shares authorized, $0.001 value, and 40,906,705 and outstanding at June 30, 2021 and 15,702,037 outstanding at December 31, 2020, respectively.	40,906	15,702
Additional paid-in capital	5,771,278	5,456,438
Accumulated deficit	(7,135,450)	(7,086,267)
Total Stockholders’ Deficit	(1,293,266)	(1,584,127)
Total Liabilities and Stockholders’ Deficit	$701,984	$814,372

See accompanying notes to the unaudited consolidated financial statements.

ABCO ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	JUNE 30, 2021	JUNE 30, 2020	JUNE 30, 2021	JUNE 30, 2020

Revenues	$432,673	$207,239	$768,399	$522,031

Cost of Sales	159,297	220,150	453,439	434,320

Gross Profit	273,376	(12,911)	314,960	87,711

Operating Expenses:
Payroll	48,346	46,268	109,130	84,481
Consulting expense	32,000	499	36,000	20,009
Corporate expense	-	9,511	24,120	18,451
Insurance	6,974	13,448	16,264	19,810
Professional fees	24,695	33,762	34,600	47,291
Rent	-	8,310	0	17,225
Other selling and administrative expenses	74,911	193,433	132,976	258,143
Total operating expense	186,926	305,231	353,090	465,410

Net income (Loss) from operations	86,450	(318,142)	(38,130)	(377,699)

Other expenses
Interest on notes payable	(18,112)	(13,602)	(31,156)	(16,682)
Stock based compensation	(76,321)		(136,321)	-
Change in Derivative Gain (Loss)	-	315,973	-	25,836
Derivative amortization - interest expense	-	(2,660)	(49,623)	(2,660)
Gain (Loss) on extinguishment of debt	52,501	-	206,047	-
Total other expenses	(41,932)	299,711	(11,053)	6,494

Net income (Loss) before provision for income taxes	44,518	(18,431)	(49,183)	(371,205)

Provision for income tax	-	-	-	-

Net income (loss)	$44,518	$(18,431)	$(49,183)	$(371,205)

Net income (loss) Per Share (Basic and Fully Diluted)	$.01	$(.01)	$(.01)	$(.08)

Weighted average number of common shares used in the calculation	31,599,145	3,515,077	28,304,371	4,424,634

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

AND FOR THE SIX MONTHS ENDED JUNE 30, 2020 (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2021

	Common Stock
	Shares	Amount $0.001 Par	Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at January 1, 2021	15,702,037	$15,702	$30,000	$5,456,438	$(7,086,267)	$(1,584,127)
Common shares issued for conversion of convertible debenture notes - net of expenses	1,747,753	1,748		33,906		35,654
Common Shares issued for warrants net of expenses	6,319,930	6,320		53,404		59,724
Restricted shares issued for insider compensation	5,000,000	5,000		55,000		60,000
Rounding from transfer agent for reverse split	111,410	111		(111)		-
Shares issued for note payments	5,360,536	5,360		67,330		72,690
Shares issued for warrants	5,545,039	5,545		39,231		44,776
Shares issued for reserve and commitment fees on debt issue	1,120,000	1,120		66,080		67,200
Net loss for the six months ended June 30, 2021					(49,183)	(49,183)
Balance at June 30, 2021	40,906,705	$40,906	$30,000	$5,771,278	$(7,135,450)	$(1,293,266)

SIX MONTHS ENDED JUNE 30, 2020

Balance at January 1, 2020	885,829	$886	$30,000	$5,036,796	$(6,561,508)	$(1,493,826)
Adjustment to prior year balances for reversal of shares on 1-4-21 net of expenses				(1,055,891)		(17,500)
Common shares issued for conversion of convertible debenture notes - net of expenses	5,229,084	5,229		149,203	(250)	154,182
Restricted Shares issued for insider compensation	29,412	29		14,471		14,500
Derivative changes to paid in capital				55,471		55,471
Net (loss) for the six months ended June 30, 2020					(371,205)	(371,205)
Balance at June 30, 2020	6,144,325	$6,144	$30,000	$4,200,320	$(6,932,963)	$(1,658,108)

See accompanying notes to the unaudited consolidated financial statements.

ABCO ENERGY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

	June 30, 2021	June 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$(49,183)	$(371,205)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	11,673	11,740
Change in derivative liability	-	(45,425)
Shares issued to officers and consultants for services	136,321	14,500
Gain on extinguishment of debt	(206,047)	-
Finance fees on derivatives	49,623	-

Changes in operating assets and liabilities
Changes in Accounts receivable	113,792	184,556
Change in amortizable OID	(26,773)	9,642
Billings in excess of costs on incomplete projects	(313,538)	97,037
Accounts payable and accrued expenses	41,782	112,751
Net cash used in operating activities	(242,350)	13,596

Cash flows from investing activities
Change in security deposits	-	2,500
Sales of equipment	1,400	(11,397)
Proceeds from investments in long term leases	208	132
Net cash provided by (used for) investing activities	1,608	(8,765)

Cash Flows from Financing Activities:
Proceeds from sale of common stock – net of expenses	340,044	164,445
Proceeds from convertible notes and conversions	11,718	(73,058)
Proceeds from financial institution loans	20,103	(98,956)
Payments on short term debt	(191,480)	-
Proceeds (payments) on related party notes payable	(8,146)	65,050
Increase in loans from material lenders	-	(54,470)
(Payments) proceeds from long term debt	56,415	117,219
Net cash provided by financing activities	228,654	120,230

Net increase (decrease) in cash	(12,088)	125,061
Cash, beginning of period	54,268	12,620
Cash, end of period	$42,180	$137,681

Supplemental disclosures of cash flow information:

Cash paid for interest	$31,156	$16,682
Shares issued for insider compensation	136,321	14,500

See accompanying notes to the unaudited consolidated financial statements.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND

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

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND

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

Revenue Recognition

The Company generates revenue from sales of solar products, LED lighting, installation services and leasing fees. During the last two fiscal years, the company had product sales as follows:

Sales Product and Services Description	June30, 2021		June 30, 2020
Solar PV residential and commercial sales	$635,381	82%	$392,441	75%
Air conditioning sales and service	6,540	1%	129,251	24
Energy efficient lighting & other income	126,374	17%	-	-%
Interest Income	104	-%	339	1%
Total revenue	$768,399	100%	$522,031	100%

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

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND

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

Inventory

The Company records inventory of construction supplies at cost using the first in first out method.  After review of the inventory on an annual basis, the Company discounts all obsolete items to fair market value and has established a valuation reserve of 10% of the inventory at total cost to account for obsolescence. As of December 31, 2019 all inventory was written off resulting in balances at June 30, 2021 of $0 and at December 31, 2020 of $0.

Income Taxes

The Company has net operating loss carryforwards as of June 30, 2021 totaling approximately $4,660,540 net of accrued derivative liabilities and stock-based compensation, which are assumed to be non-tax events. A deferred 21% tax benefit of approximately $978,713 has been offset by a valuation allowance of the same amount as its realization is not assured. The full realization of the tax benefit associated with the carry-forward depends predominately upon the Company’s ability to generate taxable income during future periods, which is not assured.

The Company files in the US only and is not subject to taxation in any foreign country. There are three open years for which the Internal Revenue Service can examine our tax returns so 2018, 2019 and 2020 are still open years and 2020 will soon replace 2018 at the end of 2021.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND

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

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND

THE YEAR ENDED DECEMBER 31, 2020

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in marketing and operations. The Company incurred a net loss of $(49,183) for the period ended June 30, 2021 and $(371,205) for the six months ended June 30, 2020. The net cash flow used in operations was $(242,350) for the period ended June 30, 2021and its accumulated net losses from inception through the period ended June 30, 2021 is $(7,135,450), which raises substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s development activities since inception have been financially sustained through capital contributions from shareholders.

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

Note 4 – Accounts Receivable

Accounts receivable as of June 30, 2021 and December 31, 2021 consists of the following:

Description	June 30, 2021	December 31, 2020
Accounts receivable on completed contracts	$37,231	$43,221
Costs and estimated earnings on contracts in progress	211,199	319,001
Total	$248,430	$362,222

Costs and Estimated Earnings on projects are recognized on the percentage of completion method for work performed on contracts in progress at June 30, 2021 and December 31, 2020.

The Company records contracts for future payments based on contractual agreements entered into at the inception of construction contracts. Amounts are payable from customers based on milestones established in each contract. Larger contracts are billed and recorded in advance and unearned profits are netted against the billed amounts such that accounts receivable reflect current amounts due from customers on completed projects and amounts earned on projects in process are reflected in the balance sheet as costs and estimated earnings in excess of billings on contracts in progress. Excess billings on contracts in process are recorded as liabilities and were $245,369 at June 30,2021 and $558,907 at December 31, 2020.

Note 5 – Inventory

Inventory of construction supplies not yet charged to specific projects was $0 at June 30, 2021, and $0 as of December 31, 2020. The Company values items of inventory at the lower of cost or net realizable value and uses the first in first out method to charge costs to jobs. The Company wrote off all of its inventory during 2018.

Note 6 – Security deposits and Long Term Commitments

During October 2020, the Company moved into its own building that was purchased in December 2019 and abandoned the Wilmot Avenue rental space. It now occupies 4,800 square foot of office and warehouse space and one-half acre of land. There are no security deposits.

Note 7 – Investment in long term leases

Long term leases recorded on the consolidated financial statements were $3,787 at June 30, 2021 and $3,995 at December 31, 2020, respectively. One of the leases owned by AEFC was paid in full by the customer during the year ended December 31, 2020.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND

THE YEAR ENDED DECEMBER 31, 2020

Note 8 – Fixed Assets

The Company has acquired all its office and field work equipment with cash payments and financial institution loans. The total fixed assets consist of land and building, vehicles, office furniture, tools and various equipment items and the totals are as follows:

Asset	June 30, 2021	December 31, 2020
Land and Building	$326,400	$326,400
Equipment	172,591	173,991
Accumulated depreciation	(118,177)	(106,504)
Fixed Assets, net of accumulated depreciation	$380,814	$393,887

Depreciation expense for the six months ended June 30, 2021 and the year ended December 31, 2020 was $11,673 and $13,486, respectively.

On December 31, 2019, the Company purchased a building at 2505 N Alvernon consisting of 4,800 SF building and approximately ½ acre of land. The property was financed by a $25,000 loan from Green Capital (GCSG) and a mortgage from the seller for the $300,000 balance. The purchase price was $325,000 plus closing costs of $1,400.

Note 9 – Notes Payable to Related Parties

Notes payable as of June 30, 2021 and December 31, 2020 consists of the following:

Description	June 30, 2021	December 31, 2020
Note payable – Director bearing interest at 12% per annum, unsecured, demand notes.	$60,000	$60,000
Note payable – President bearing interest at 12% per annum, unsecured, demand note.	243,194	251,340
Total	$303,194	$311,340

The first note in the amount of $60,000 provides for interest at 12% per annum and is unsecured. This note has unpaid accrued interest of $46,835 and $43,263 at June 30, 2021 and December 31, 2020, respectively.

The second note has a current balance of $243,194 and unpaid accrued interest of $66,158 as of June 30, 2021. The note is a secured demand note covering all assets of the Company and bears interest at 12% per annum. On April 1, 2021, the promissory note payable to the President of the Company in the amount of $314,636 of principal and interest was converted into a secured note covering all assets of the Company. The Note bears interest at the rate 12% per annum and is due on demand. Financing statement s are expected to be filed in Pima County, AZ and in Las Vegas County, NV covering the assets which are securing this Note.

The combined total funds due to Officers and Directors totaled $416,187 with principal and interest at June 30, 2021.

Note 10 – Short Term Notes Payable

Description	June 30, 2021	December 31, 2020
Bill’ d Exchange, LLC, an equipment capital lender, initial financing August 2, 2019, finances equipment for commercial contracted customers in varying amounts	$20,000	$31,462
Merchant loan – Knight Capital Funding, LLC	-	33,694
Merchant loan – Pearl lending	-	51,750
Merchant loan – Green Capital	7,747	11,748
Private money loan from Perfectly Green Corporation	-	33,754
Private money loan from prior officer of ABCO	-	61,052
PPP loan – SBA loan payable	-	123,999
PPP loan -SBA loan payable	128,232	-
Total	$155,979	$347,459

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND

THE YEAR ENDED DECEMBER 31, 2020

Bill’ d Exchange, LLC, a customer equipment capital lender, made their initial financing on August 2, 2019. They finance equipment for commercial contracted customers in varying amounts. These loans bear interest at varying rates and are paid weekly for the amount of interest due on the account at each date. Each loan is secured by the accounts receivable from the customer and by personal guarantee of an affiliated officer of ABCO Solar, Inc.  Unpaid principal balance on this note at June 30, 2021 and December 31, 2020 was $20,000 and $31,462, respectively.

On January 30, 2019, the Company borrowed $153,092 including principal and interest from Knight Capital Funding, LLC, and [“KCF”] bearing interest at 23% per annum, unsecured.  This loan was refinanced on August 10, 2019 and replaced with a new loan of $144,900 from KCF. The balance and accrued interest at December 31, 2019 was $61,747. On February 18, 2020 ABCO defaulted on this loan due to the reduction in business from Covid-19. On March 29, 2021, the Company made a final negotiated settlement payment on this note for $22,000 and recorded gain on extinguishment of debt of approximately $14,000 during the six months ended June 30, 2021.  Outstanding principal balance as of June 30, 2021 and December 31, 2020 was $-0- and $33,694, respectively.

On December 6, 2019, the Company borrowed $52,174 from Pearl Delta Funding that contained a repayment in the amount of $72,000 in 160 payments of $450.  This unsecured note bears interest at the imputed rate of approximately 36% per annum. The unpaid balance of principal and interest at December 31, 2019 was $65,664. On February 18, 2020 ABCO defaulted on this loan due to the reduction in business from Covid-19 when the balance of the note was $51,750. On March 29, 2021, the Company made a final negotiated settlement payment in the amount of $36,998 and recorded gain on extinguishment of debt for approximately $15,000 during the six months ended June 30, 2021.  Outstanding principal balance as of June 30, 2021 and December 31, 2020 on the note was $-0- and $51,750, respectively.

On December 31, 2019 ABCO borrowed $25,000 from Green Capital Funding, LLC.  The proceeds from this loan were used to acquire the real estate purchased on the date of the loan.  This unsecured loan bears interest at approximately 36% and has a repayment obligation in the amount of $35,250 in 76 payments. The unpaid balance of principal and interest at December 31, 2020 was $11,748 after several months of daily payment and a default on February 18, 2020 due to the reduction in business from Covid-19. As of the date of filing this report, no arrangements for resuming payments had been accomplished; however, the Company has been paying $1,000 per month for several months.  Outstanding principal balance as of June 30, 2021 and December 31, 2020 on the note was $7,747 and $11,748, respectively.

On January 22, 2018, the Company borrowed $60,000 from Perfectly Green Corporation, a Texas corporation.  The Company has paid $26,246 leaving a balance of $33,754 at September 30, 2020 and December 31, 2019. The note bears interest at 3% per annum and is payable upon demand after 60 days’ notice which can be requested at any time after May 31, 2018. Outstanding principal balance as of June 30, 2021 was $-0- and December 31, 2020 was $33,754. During the six months ended June 30, 2021, the Company wrote off the balance on this loan because they have been unable to reach the lender for over two years. It appears they are out of business.

Mr. Charles O’Dowd, former President and Director of ABCO Energy resigned from all positions with the Company on October 7, 2019. Prior to his resignation, Mr. O’Dowd had loaned the Company funds in the principal amount of $61,052 which is represented by a Promissory Note that is unsecured that also has unpaid interest accrued at December 31, 2020 of $34,694 leaving a total balance due of $95,746 at June 30, 2021. The note bears interest at the rate of 12% per annum. Mr. O’Dowd has filed legal action against the Company for collection of the amounts due under the Note. He received a default judgment and is attempting to execute on the judgment.  Outstanding principal balance as of June 30, 2021 and December 31, 2020 on the note was $70,500 and $61,052, respectively. During the period ended June 30, 2021 the Company negotiated a settlement with Mr. O’Dowd for a payment of $5,000 in cash and 48 monthly payments of $1,500 totaling $72,000. As of June 30, 2021 the balance on this debt was 70,500 including interest, and the Company recorded a gain on the changes to this note in the amount of $18,746.

On February 24, 2021, the Company executed a promissory note evidencing an unsecured loan (“Loan”) for $128,232 under the Paycheck Protection Plan (“PPP”). The terms of the Loan require 1.00% interest. This loan contains the same clauses as the previous EDIL loan described in the following paragraph. The Loan is forgivable, but no assurance can be given that the Company will receive forgiveness of this Loan.  Outstanding principal balance as of June 30, 2021 and December 31, 2020 on the note was $128,232 and $-0-, respectively.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND

THE YEAR ENDED DECEMBER 31, 2020

On May 3, 2020, Company entered into a promissory note evidencing an unsecured loan in the amount of $123,999.00 made to the Company under the Paycheck Protection Program (the “Loan”).  The Paycheck Protection Program (or “PPP”) was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and is administered by the U.S. Small Business Administration.  The Loan to the Company is being made through Bank of America, N.A., a national banking association (the “Lender”). The interest rate on the Loan will not exceed 1.00%.  The promissory note evidencing the Loan contains customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the SBA or Lender, or breaching the terms of the Loan documents.  The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the PPP.  Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities.  No assurance is provided that the Company will obtain forgiveness of the Loan in whole or in part.  If the SBA does not confirm forgiveness of the Loan or only partly confirms forgiveness of the Loan, including principal and interest (“Loan Balance”); then, in either such case, the Lender will establish the terms of repayment of the Loan Balance via a separate letter to the Company, containing the amount of each monthly payment, the interest rate, etc.  On March 9, 2021, the SBA and Bank of America notified the Company that the entire balance of this note has been forgiven by the Government.  The Company recorded a gain on extinguishment of debt during the six months ended June 30, 2021 for $124,099 ($123,999 plus costs).  Outstanding principal balance as of June 30, 2021 and December 31, 2020 on the note was $-0- and $123,999, respectively.

Note 11 – Convertible debentures - net of discounts and fees.

This table presents the positions on the outstanding notes at June 30, 2021 and December 31, 2020, respectively.

Holder	Date of Loan	Loan amount	OID and discounts and fees	Interest rate	Balance June 30, 2021	Balance December 31, 2020
Power Up Lending Group Ltd	3-29-21	80,000	20,600	12%	89,600	-
Power Up Lending Group Ltd	5-25-21	48,750	13,987	12%	53,625	-
Oasis Capital	1-22-20	189,000	17,758	8%	30,458	150,553
Oasis Capital	9-1-18	150,000	-	8%	3,264	3,264
Totals and balances		$442,300	$71,658		$176,947	$153,817

The Financial Accounting Standard ASC 815 Accounting for Derivative Instruments and Hedging Activities require that instruments with embedded derivative features be valued at their market values. The Black Scholes model was used to value the derivative liability for the six months ended June 30, 2021 and the fiscal year ending December 31, 2020. This value includes the fair value of the shares that may be issued according to the contracts of the holders and valued according to our common share price at the time of acquisition.

As of September 1, 2018, the Company entered into an Equity Purchase Agreement with Oasis Capital, LLC, a Puerto Rico limited liability company (“Investor”) pursuant to which Investor agreed to purchase up to $5,000,000 of the Company’s common stock at a price equal to 85% of the market price at the time of purchase (“Put Shares”). The Company agreed to file a new registration statement to register for resale the Put Shares. The Registration Statement must be effective with the SEC before Investor is obligated to purchase any Put Shares. In addition, the Company [i] issued to Investor a one year $150,000 note which is convertible at a fixed price of $.01 per share as a commitment fee for its purchase of Put Shares and [ii] delivered to Investor a Registration Rights Agreement pursuant to which the Company agreed to register all Put Shares acquired under the Equity Purchase Agreement. During 2020, Investor converted $59,692 of principal of the Note and received 930,165,889 (post reverse 5,471,564) shares of common stock. During the twelve months ended December 31, 2020, the negotiated note balance was $3,264.  The unpaid principal balance on the Note was $3,264 and $3,264 at June 30, 2021 and December 31, 2020, respectively.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND

THE YEAR ENDED DECEMBER 31, 2020

As of January 21, 2020 (“Effective Date”), the Company issued to Oasis a $208,000 Promissory Note, net of a prorated original issue discount of $16,000 (“1/21/20 Note”). The Company received $34,000 (“First Tranche”) with four additional Tranches through December 31, 2020 totaling $85,000. There were three Tranches for the period of January 1, 2021 to February 19, 2021, totaling $70,000. Each Tranche matures nine months from the effective date of each such payment. The Company issued Warrants with each Tranche totaling [2,100,000] shares. Each Warrant expires five years from the date of issuance and is exercisable at a conversion price of 120% of the closing price on the trading day prior to the funding date of the respective Tranche. The Company also agreed to issue to Oasis 5,000,000 shares of common stock as an incentive/commitment fee in connection with the transactions. The Company valued these shares at $14,500 and issued these shares in 2020. The 1/21/20 Note is convertible into common stock at a 35% discount to market. The balance of the Note at June 30, 2021 was $30,458, including all penalties and interest and payments through conversions for $76,224.  Outstanding principal balance as of June 30, 2021 and December 31, 2020 on the note was $30,458 and $150,553, respectively. During the six months ended June 30, 2021 Oasis converted 10,012,508 shares to pay off $120,095 in principle on this note.

On March 29, 2021, the Board of Directors of the Corporation deem it in the best interests of the Corporation to enter into the Securities Purchase Agreement dated March 29, 2021 (the “Agreement”) with Power Up Lending Group Ltd. (“PowerUp”), in connection with the issuance of: (i) a promissory note of the Corporation, in the form attached hereto as Exhibit A, in the aggregate principal amount of $80,000 (including $7,500of Original Issue Discount) (the “Note”), (ii) Three Hundred Seventy Three Thousand Three Hundred Thirty Three (373,333) restricted common shares of the Corporation (“Commitment Shares”) to be delivered to PowerUp in book entry with the Corporation’s transfer agent prior to the Closing Date, (iii) Seventy Hundred Forty Six Thousand Six Hundred Sixty Seven (746,667) restricted common shares of the Corporation (“Security Shares” and together with the Note and the Commitment Shares, collectively, the “Securities”) to be delivered to PowerUp in book entry with the Corporation’s transfer agent prior to the Closing Date; and in connection therewith to enter into an irrevocable letter agreement with Vstock Transfer LLC, the Corporation’s transfer agent, with respect to the reserve of shares of common stock of the Corporation to be issued upon any conversion of the Note (only upon default); the issuance of such shares of common stock in connection with a conversion of the Note (the “Letter Agreement”). The proceeds of this note were specifically slated for payment of the settlement of the Knight Capital Merchant Loan for $22,000 and the final payment of the Pearl Capital merchant note for $36,998. These discounted payoffs of these notes saved the company $26,446 plus future interest.  Outstanding principal balance as of June 30, 2021 and December 31, 2020 on the note was $89,600 and $-0-, respectively.

On May 25, 2021, the Board of Directors of the Corporation deem it in the best interests of the Corporation to enter into the Securities Purchase Agreement (the “Agreement”) with Power Up Lending Group Ltd. (“PowerUp”), in connection with the issuance of: (i) a promissory note of the Corporation, in the form attached hereto as Exhibit A, in the aggregate principal amount of $53,625 (including $4,875 of Original Issue Discount) (the “Note”), (ii) the rights to acquire 1,340,625 warrants for common shares of the Corporation to be delivered to PowerUp upon submission to the Company of the exercise price of $.03 per share. These warrants are exercisable for a period of three years after the date of the loan.

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

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND

THE YEAR ENDED DECEMBER 31, 2020

The following table shows the change in the fair value of the derivative liabilities on all outstanding convertible debt at June 30, 2021 and 2020:

Description	June 30, 2021	June 30, 2020
Purchase price of the convertible debenture - net of discount	$-	$442,300
Valuation reduction during the period	-	(53,119)
Balance of derivative liability net of discount on the notes (See Consolidated Balance sheet liabilities)	$-	$389,181

Derivative calculations and presentations on the Statement of Operations
Loss on note issuance	$-	$-
Change in Derivative (Gain) Loss	-	(290,137)
Derivative Finance fees	(49,623)	-
Gain (loss) on extinguishment of debt	-	-
Derivative expense charged to operations in 2021 and 2020 (See Consolidated Statement of Operations)	$(49,623)	$(290,137)

Note 13 – Long term debt

Holder	Date issued	Interest rate	Amount due June 30, 2021	Amount due December 31, 2020
Real Estate Note Allen-Neisen Family trust – Et. Al.	12-31-19	5.00%	$285,600	$290,271
US Treasury SBA guaranteed loan	7-21-20	3.75%	150,000	150,000
Ascentium Capital	10-1-18	13.00%	5,580	6,998
Fredrick Donze	9-2-18	6.00%	327	2,274
Charles O’Dowd promissory note	6-15-21	5.00%	70,500	-
Charles O’Dowd – former officer truck loan	8-9-18	6.00%	-	2,560
GMAC Chev truck	10-20-20	5.99%	22,127	23,574
Mechanics Bank – Chev Truck	12-12-20	8.99%	22,276	24,318
Total long-term debt			556,410	499,995
Less Current portion			44,022	27,702
Total long-term debt			$512,388	$472,293

On December 31, 2019 ABCO completed negotiations, financial arrangements and closed on the purchase of a 4,800 square foot office and warehouse building located on one/half acre of paved land on one of Tucson’s busiest streets. This property will be more than adequate to house both the Solar business and our HVAC expansion. The land and outbuildings will accommodate all of our equipment. The property acquisition was priced at $325,000 the company paid $25,000 down payment and the seller financed $300,000 mortgage based on a twenty-year amortization and a 5% interest rate with a balloon payment at the end of five (5) years. The monthly payment is $1,980.  Outstanding principal balance as of June 30, 2021 and December 31, 2020 on the note was $285,600 and $290,271, respectively.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND

THE YEAR ENDED DECEMBER 31, 2020

On July 21, 2020, the Company received an SBA loan from Bank of America in the amount of $150,000 that is guaranteed by the US Treasury Department. Installment payments, including principal and interest, of $731.00 monthly, will begin Twelve (12) months from the date of the promissory Note. The balance of principal and interest will be payable Thirty (30) years from the date of the promissory Note. Interest will accrue at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date(s) of each advance. Each payment will be applied first to interest accrued to the date of receipt of each payment, and the balance, if any, will be applied to principal. For loan amounts of greater than $25,000, Borrower hereby grants to SBA, the secured party hereunder, a continuing security interest in and to any and all “Collateral” as described herein to secure payment and performance of all debts, liabilities and obligations of Borrower to SBA hereunder without limitation, including but not limited to all interest, other fees and expenses (all hereinafter called “Obligations”). The Collateral includes the following property that Borrower now owns or shall acquire or create immediately upon the acquisition or creation thereof: all tangible and intangible personal property, including, but not limited to: (a) inventory, (b) equipment, (c) instruments, including promissory notes (d) chattel paper, including tangible chattel paper and electronic chattel paper, (e) documents, (f) letter of credit rights, (g) accounts, including health-care insurance receivables and credit card receivables, (h) deposit accounts, (i) commercial tort claims, (j) general intangibles, including payment intangibles and software and (k) as-extracted collateral as such terms may from time to time be defined in the Uniform Commercial Code. The security interest Borrower grants includes all accessions, attachments, accessories, parts, supplies and replacements for the Collateral, all products, proceeds and collections thereof and all records and data relating thereto. During the six months ended June 30, 2021 and the year ended December 31, 2020, the Company recorded $2792 and $2,812 in interest expense on this loan, respectively.    Unpaid principal balance of the SBA loan at June 30, 2021 and December 31, 2020 was $150,000 and $150,000, respectively.

The Company recorded a gain on extinguishment of debt during the six months ended June 30, 2021 of $206,047.

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

The Company purchased an automobile from its then President, Charles O’Dowd, with a promissory note in the amount of $6,575 dated August 9, 2018 and the note bears interest at 6% per annum for the three-year payment plan. Mr. O’Dowd is no longer an officer or employee of the Company. The balance at June 30, 2021 and December 31, 2020 was $ 0 and $2,560, respectively.

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

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND

THE YEAR ENDED DECEMBER 31, 2020

Common Stock

During the three months ended June 30, 2021 and the year ended December 31, 2020 the following shares were issued for debt conversions:

	Three Months Ended June 30, 2021		During the Year Ended December 31, 2020
Capital Company	Shares converted	Dollars converted	Shares converted	Dollars converted
Crown Bridge Partners	-	$-	2,300,000	$46,540
Power Up	-	-	1,633,968	57,450
Oasis Capital	18,973,258	147,423	5,173,328	125,775
Total	18,973,258	$147,423	9,107,296	$229,765

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

Earnings (loss) per share calculation

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period

The computation of basic and diluted loss per share at June 30,2021 and December 31, 2020 excludes the common stock equivalents from convertible debt of the following potentially dilutive securities because their inclusion would be anti-dilutive, and the share issue number is not calculable until conversion takes place.

Stock subscriptions executed under an earlier offering included a provision whereby ABCO agrees to pay a dividend (defined as interest) of from 6% to 12% of the total amount invested for a period of one year from receipt of the invested funds. This dividend (defined as interest) is allocated between the broker and the investor with amounts paid to the broker treated as a cost of the offering and netted against additional paid in capital and amounts paid to the investor treated as interest expense. Total amounts paid or accrued under this agreement and charged to additional paid-in capital for the six months ended June 30, 2021 and the year ended December 31, 2020, amounted to $0 and $0, respectively. The accrued balance due on this obligation to shareholders totals $49,290 at June 30, 2021 and $49,290 at December 31, 2020.

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

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND

THE YEAR ENDED DECEMBER 31, 2020

Note 15 – Equity Awards

The following table sets forth information on outstanding option and stock awards held by the named executive officers of the Company at June 30, 2021 and December 31, 2020, including the number of shares underlying both exercisable and un-exercisable portions of each stock option as well as the exercise price and the expiration date of each outstanding option. See Note to Notes to Consolidated Financial Statements.

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

An aggregate of 7,408 stock awards are outstanding under the Equity Incentive Plan (“EIP”) at June 30, 2021.

Effective January 9, 2021, the Company issued an aggregate of 5,000,000 restricted common shares for services rendered, of which 500,000 were awarded to Wayne Marx, an officer and Director, 3,500,000 shares to an LLC controlled by David Shorey, President, CEO and CFO, and 1,000,000 shares to an outside consultant.

Note 16 – Subsequent Events

On July 7,2021, Absaroka Communications Corp  (“ACC”) , a consultant to the Company and an affiliate of the President of the Company, converted 1,000,000 shares of Series B Convertible Rreferred Shares (“Series B Preferred”) into 10,000,000 shares of free-trading common shares. The Series B Preferred is by its terms convertible at the rate of one share of Series B Preferred for 10 shares of common stock.The conversion right was granted  for services rendered.

On July 19, 2021, the Company entered into an Equity Purchase Agreement with Oasis Capital, LLC, a Puerto Rico limited liability company (“Investor”) pursuant to which Investor agreed to purchase up to $2,500,000 of the Company’s common stock at a price equal to 80% of the lowest traded price of the common stock during the five trading days immediately preceding the applicable purchase (“Put Shares”). In addition, the Company entered into a Registration Rights Agreement with Investor pursuant to which the Company agreed to register all Put Shares acquired under the Equity Purchase Agreement. The Company agreed to file a new registration statement on or before August 18, 2021 to register for resale the Put Shares. The Registration Statement must be effective with the SEC before Investor is obligated to purchase any Put Shares.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW

FOR THE THREE MONTHS ENDED JUNE 30, 2021

AND JUNE 30, 2020

Our discussion of operating results for the three months ended June 30, 2021 and 2020 are presented below with major category details of revenues and expenses including the components of operating expenses. Sales consist of photovoltaic products, electrical services and LED lighting products and installation during both periods.

Sales for the three months ended June 30, 2021 and 2020 were $432,673 and $207,239, respectively.  This is an increase of $225,434 or 109% of the 2020 sales. The Solar sales revenue in 2021 and 2020 reflected seasonal and changing market conditions in the financing of solar installations in the Arizona markets and the effects of the COVID-19 Pandemic.  ABCO has begun its focus on commercial sales in 2017 and has been able to grow every period since that decision. ABCO has worked diligently to overcome the utility changes by focusing on commercial applications and the increased interest of business and government in the LED lighting contracts.

Cost of sales for the three months ended June 30, 2021 and 2020 was $159,297 and $220,150, respectively, and 37% and 106% of sales for each period then ended.  Gross margins were 63% of revenue for the first three months ended June 30,2021 and (6)% of revenue for the three months ended June 30, 2020.  During 2021 and 2020 we have been offering new products and have found our entry market prices for steel parking structures have added gross margins higher than usual because we use outside contractors for the entire projects.  Our gross profit reflects this decision.  We feel that we have made progress in entering the parking shade markets and that our gross margins will stabilize as growth lowers these margins in the future.

Total selling, general and administrative expenses were $186,296 or 43% of revenues during the three months ended June 30, 2021 and $305,231 or 147% of revenues for the three months ended June 30, 2020, respectively.  Net income from operations for the three-month period ended June 30, 2021 was $44,518 as compared to a net loss of $(18,431) for the same three-month period ended June 30, 2020, respectively.  Our operating expenses for the three months ending June 30, 2021 period were lower by $118,305 over the comparative period in 2020. The interest expense during the three months ended June 30, 2021 increased by $4,510 over the period ended June 30, 2020 due mostly to the lack of new convertible loans during this period where accounting treatment requires the recording of prepaid interest during the first phase of the loan and because of higher loans from related parties.  This combination of factors resulted in a profit for the three months ended June 30, 2021 to $44,518 as compared to a loss of $(18,431) for the three months ended June 30, 2020, respectively.

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

RESULTS OF OPERATIONS – OVERVIEW

FOR THE SIX MONTHS ENDED JUNE 30, 2021

AND JUNE 30, 2020

Our discussion of operating results for the six months ended June 30, 2021 and 2020 are presented below with major category details of revenues and expenses including the components of operating expenses. Sales consist of photovoltaic products, electrical services and LED lighting products and installation during both periods.

Sales for the six months ended June 30, 2021 and 2020 were $768,399 and $522,031, respectively.  This is an increase of $246,368 or 47% of the 2020 sales. The Solar sales revenue in 2021 and 2020 reflected seasonal and changing market conditions in the financing of solar installations in the Arizona markets and the effects of the COVID-19 Pandemic.  ABCO has begun its focus on commercial sales in 2017 and has been able to grow every period since that decision. ABCO has worked diligently to overcome the utility changes by focusing on commercial applications and the increased interest of business and government in the LED lighting contracts.

Cost of sales for the six months ended June 30, 2021 and 2020 was $453,439 and $434,320, respectively, and 59% and 83% of sales for each period then ended.  Gross margins were 41% of revenue for the first six months ended June 30, 2021 and 17% of revenue for the six months ended June 30, 2020.  During 2021 and 2020 we have been offering new products and have found our entry market prices for steel parking structures have added gross margins higher than usual because we use outside contractors for the entire projects.  Our gross profit reflects this decision.  We feel that we have made progress in entering the parking shade markets and that our gross margins will stabilize as growth lowers these margins in the future.

Total selling, general and administrative expenses were $353,090 or 46% of revenues during the six months ended June 30, 2021 and $465,410 or 89% of revenues for the six months ended June 30, 2020, respectively.  Net loss from operations for the six month period ended June 30, 2021 was $(49,183) as compared to a net loss of $(371,205) for the same six month period ended June 30, 2020, respectively.  Our operating expenses for the six months ending June 30, 2021 period were lower by $112,320 over the comparative period in 2020. The interest expense during the three months ended June 30, 2021 increased by $14,474 over the period ended June 30, 2020 due mostly to the lack of new convertible loans during this period where accounting treatment requires the recording of prepaid interest during the first phase of the loan and because of higher loans from related parties.  This combination of factors decreased the loss for the six months ended June 30, 2021 to $(49,183) as compared to $(371,205) for the six months ended June 30, 2020, respectively

As noted in previously, ABCO could not finish its backlog of work and expand into the markets of LED lights and commercial solar markets without maintaining staff, facilities and sales expenses.  When revenues fall, and expenses are not reduced proportionately, the result is an increase in operating expenses proportionate to revenue.  Operating expenses for the two periods increased to accommodate our expansion of sales programs, but not in the same ratio as the increase in sales. ABCO chose to maintain a level of expenses that would not significantly impact the Company’s performance in the future.

STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

During the six months ended June 30, 2021 our net cash used by operating activities was $(242,350) and comparatively the net cash provided by operating activities in the six months ended June 30, 2020 was $13,596.  Net cash used by operating activities in the period ended June 30, 2021 consisted primarily of net losses from operations of $(49,183) for 2021 as compared to a loss of $(371,205) for 2020.  Depreciation adjustments of non-cash expenses were $11,673 and $11,740 for each period, respectively. Derivative portion of convertible debt accounted for charges to income for future changes in value of the underlying stock in the amount of $49,623 for the period ended June 30, 2021.  The Company experienced a decrease in Accounts Payable and accrued liabilities of $41,782 and $112,751 for each period, respectively.  The increase is primarily due to the Company’s ability to apply cash receipts from investors and operations to pay past and current creditors at the end of each period, respectively. Accounts Receivable decreased by $113,792, net of adjustments for contracts in process, during the period ended June 30, 2021 due to increases in contracts compared to June 30, 2020, respectively.

Net cash provided by or (used for) investing activities six months ended June 30, 2021 and 2020 was $1,608 and $(8,765) respectively due to receipt of principal on leases paid or terminated and equipment sales and acquisitions.

Net cash provided by financing activities six months ended June 30, 2021 and 2020 was $228654 and $120,230, respectively. Net cash provided by financing activities resulted primarily from the sale of Common Stock, loans from a financial institution and loans from a Director, Officer and Directors. Any future conversions will increase the number of shares outstanding and the Stockholders Equity by the amount of the original investment.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements have been for carrying cost of accounts receivable after completion of contracts.  The industry typically requires solar contractors to wait for the utility approval in order to be paid for contracts. This process can exceed 90 days and sometimes requires the Company as the contractor to pay all or most of the cost of projects without assistance from suppliers. Our working capital deficit at June 30, 2021 was $(1,165,479) and it was $(1,509,716) at December 31, 2020.  This decrease of $344,237 was primarily due to gains from conversion of debt from current to long term or discounting the debt on payoff. Also, the decrease is caused by reductions in debt overall from $1,926,206 at December 31, 2020 to $1,482,862 at June 30, 2021. Losses from operations during the six months ended June 30, 2021 also decreased from $(49,183) to $(371,205) for the same period ended June 30, 2020. Bank financing has not been available to the Company, but we have been able to increase our credit lines with our suppliers because of good credit.  There are no material covenants on our credit lines, normally due in 30 days since they are standard in the industry and the balances vary daily. Most are personally guaranteed by the CEO of the Company.

The total borrowed from Directors and officers totaled $303,194 plus accrued interest of $112,993 at June 30, 2021. There are no existing agreements or arrangement with any Director to provide additional funds to the Company.

During the six and twelve months ended June 30, 2021 and December 31, 2020 there were no transactions, or proposed transactions, which have materially affected or will materially affect the Company in which any director, executive officer, or beneficial holder of more than 5% of the outstanding common, or any of their respective relatives, spouses, associates, or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Not Applicable to Smaller Reporting Companies.

Item 4.     Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including the Company’s Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms. Based upon that evaluation, the Chairman/CEO and the Chief Financial Officer concluded that our disclosure controls and procedures are not currently effective in timely alerting them to material information relating to the Company required to be included in the Company’s period SEC filings. The Company is attempting to expand such controls and procedures, however, due to a limited number of resources the complete segregation of duties is not currently in place.

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

Item 1A.  Risk Factors

Not Applicable.

Item 2.     Unregistered Sale of Equity Securities and Use of Proceeds

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures.

Not Applicable.

Item 5.     Other Information

Not Applicable.

Item 6.     Exhibits

Exhibit No.	Description of Exhibit

3(i)	Articles of Incorporation, as amended (1)
3(ii)	By-Laws (1)
10(b)	12% $40,000 Convertible Note dated March 16, 2016 (4)
10(c)	8% $25,000 Convertible Note dated March 23, 2016 (4)
10(d)	10% $55,000 Convertible Note dated April 1, 2016 (5)
10(e)	5% $42,000 Convertible Note dated April 5, 2016 (5)
10(f)	10% $40,000 Convertible Note dated May 3, 2016 (5)
10(g)	8% $30,000 Convertible Note dated May 6, 2016 (5)
21	Subsidiaries of Registrant (1)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
99.1	Engagement Agreement between Adams Fund LLC and ABCO Energy, Inc., dated September 15, 2015 (3)
99.2	Secured Promissory Note dated April 1, 2021 in favor of an affiliate of the Registrant’s President (6)
99.3	SBA Letter of Forgiveness of the 7/21/2020 SBA Guaranteed Note to The Bank of America (6)
101 INS	Inline XBRL Instance Document
101 SCH	Inline XBRL Taxonomy Extension Schema Document
101 CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE	Inline XBRL Taxonomy Labels Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1)	Previously filed with the Company’s Form 10-12G, SEC File No. 000-55235 filed on July 1, 2014, and incorporated herein by this reference as an exhibit to this Form 10-K.
(2)	Attached.
(3)	Previously filed with the Company’s Form 8-K filed on September 17, 2015, and incorporated herein by this reference as an exhibit to this Form 10-K.
(4)	Previously filed with the Company’s Form 10-K, File No. 000-55235, filed with the Commission on April 11, 2016 and incorporated herein by this reference.
(5)	Previously filed with the Company’s Form 10-Q, File No. 000-55235, filed with the Commission on May 20, 2016 and incorporate herein by this reference.
(6)	Previously filed with the Company Form 10-K, File No. 000-55235, filed with the Commission on April 15, 2021 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

August 23, 2021

ABCO ENERGY, INC

/s/ David Shorey
David Shorey
Title: President &
Chief Executive Officer (CEO)

/s/ David Shorey
David Shorey
Chief Financial Officer (CFO)
Principal Accounting Officer (PAO)