Form 10-Q/A
period 2021-06-30
ABCO Energy, Inc.
filed 2021-09-07
CIK 1300938

As Filed with the Securities and Exchange Commission on September 7, 2021

File No:  000-55235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

Dated September 7, 2021

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

As of  September 7, 2021, we had 55,680,438 shares of common stock issued and outstanding.

EXPLANATORY NOTE

The Form 10-Q below has now been reviewed by the Company’s auditors. The prior filing of this Form 10-Q on August 23, 2021 was made after Management and their representatives had made numerous attempts to contact the auditors about the review  [“Review”] of the interim financial statements but were unsuccessful receiving a response. Given the circumstances above, Management determined that it was in the best interest of shareholders to file the unreviewed 10-Q. The Review has now been completed without any changes to the consolidated financial statements contained in the filing of the 10-Q earlier without such Review.

PART 1 – FINANCIAL INFORMATION

Item 1.     Financial Statements

ABCO ENERGY, INC.

ABCO ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2021 (Unaudited)	December 31, 2020
Current Assets
Cash	$42,180	$54,268
Accounts receivable on completed projects	37,231	43,221
Costs and estimated earnings on contracts in progress	211,199	319,001
Amortizable original issue discount	26,773	-
Total Current Assets	317,383	416,490

Fixed assets – net of accumulated depreciation	380,814	393,887
Investment in long-term leases	3,787	3,995
Total Assets	$701,984	$814,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$568,763	$526,981
Short term notes payable	155,979	347,459
Excess billing on contracts in progress	245,369	558,907
Notes payable to related parties	303,194	311,340
Debentures payable	165,535	153,817
Current portion of long-term debt	44,022	27,702
Total Current Liabilities	1,482,862	1,926,206

Long term debt, net of current portion	512,388	472,293
Total Liabilities	1,995,250	2,398,499

Stockholders’ Deficit:
Preferred stock, 100,000,000 shares authorized, $0.001 par value, and 30,000,000 shares issued and outstanding at June 30, 2021 and 30,000,000 at December 31, 2020	30,000	30,000
Common stock 2,000,000,000 shares authorized, $0.001 value, and 40,906,705 and outstanding at June 30, 2021 and 15,702,037 outstanding at December 31, 2020, respectively.	40,906	15,702
Additional paid-in capital	5,771,278	5,456,438
Accumulated deficit	(7,135,450)	(7,086,267)
Total Stockholders’ Deficit	(1,293,266)	(1,584,127)
Total Liabilities and Stockholders’ Deficit	$701,984	$814,372

See accompanying notes to the unaudited consolidated financial statements.

ABCO ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	JUNE 30, 2021	JUNE 30, 2020	JUNE 30, 2021	JUNE 30, 2020

Revenues	$432,673	$207,239	$768,399	$522,031

Cost of Sales	159,297	220,150	453,439	434,320

Gross Profit	273,376	(12,911)	314,960	87,711

Operating Expenses:
Payroll	48,346	46,268	109,130	84,481
Consulting expense	32,000	499	36,000	20,009
Corporate expense	-	9,511	24,120	18,451
Insurance	6,974	13,448	16,264	19,810
Professional fees	24,695	33,762	34,600	47,291
Rent	-	8,310	-	17,225
Other selling and administrative expenses	74,911	193,433	132,976	258,143
Total operating expense	186,926	305,231	353,090	465,410

Net income (Loss) from operations	86,450	(318,142)	(38,130)	(377,699)

Other expenses
Interest on notes payable	(18,112)	(13,602)	(31,156)	(16,682)
Stock based compensation	(76,321)		(136,321)	-
Change in Derivative Gain (Loss)	-	315,973	-	25,836
Derivative amortization - interest expense	-	(2,660)	(49,623)	(2,660)
Gain (Loss) on extinguishment of debt	52,501	-	206,047	-
Total other expenses	(41,932)	299,711	(11,053)	6,494

Net income (loss)	$44,518	$(18,431)	$(49,183)	$(371,205)

Net income (loss) Per Share (Basic and Fully Diluted)	$.01	$(.01)	$(.01)	$(.08)

Weighted average number of common shares used in the calculation	31,599,145	3,515,077	28,304,371	4,424,634

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock
	Shares	Amount	Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2020	15,702,037	$15,702	$30,000	$5,456,438	$(7,086,267)	$(1,584,127)
Common shares issued for conversion of convertible debenture notes - net of expenses	1,747,753	1,748	-	33,906	-	35,654
Common Shares issued for warrants net of expenses	6,319,930	6,320	-	53,404	-	59,724
Restricted shares issued for insider compensation	5,000,000	5,000	-	55,000	-	60,000
Rounding from transfer agent for reverse split	111,410	111	-	(111)	-	-
Net loss for the three months ended March 31, 2021	-	-	-	-	(93,701)	(93,701)
Balance at March 31, 2021	28,881,130	$28,881	$30,000	$5,598,637	$(7,179,968)	$(1,522,450)

Shares issued for note payments	5,360,536	5,360	-	67,330	-	72,690
Shares issued for warrants	5,545,039	5,545	-	39,231	-	44,776
Shares issued for reserve and commitment fees on debt issue	1,120,000	1,120	-	66,080	-	67,200
Net loss for the six months ended June 30, 2021	-	-	-	-	(49,183)	(49,183)
Balance at June 30, 2021	40,906,705	$40,906	$30,000	$5,771,278	$(7,135,450)	$(1,293,266)

THREE AND SIX MONTHS ENDED JUNE 30, 2020

Balance at December 31, 2019	885,829	$886	$30,000	$5,036,798	$(6,561,509)	$(1,493,825)
Common shares issued for conversion of convertible debenture notes - net of expenses	2,675,531	2,676	-	87,945	-	90,621
Restricted Shares issued for insider compensation	29,412	29	-	14,471	-	14,500

Net loss for the three months ended March 31, 2020	-	-	-	-	(352,774)	(352,774)
Balance at March 31, 2020	3,590,772	$3,591	$30,000	$5,139,214	$(6,914,283)	$(1,741,480)

Common shares issued for conversion of convertible debenture notes - net of expenses	2,553,553	2,553	-	43,507	-	46,060
Derivative changes to paid in capital	-		-	55,741	-	55,741
Net (loss) for the six months ended June 30, 2020	-	-	-	-	(371,205)	(371,205)
Balance at June 30, 2020	6,144,325	$6,144	$30,000	$5,238,462	$(6,932,714)	$(1,658,108)

See accompanying notes to the unaudited consolidated financial statements.

ABCO ENERGY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021, AND 2020

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

ABCO ENERGY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

ABCO ENERGY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Cash and Cash Equivalents

There are only cash accounts included in our cash equivalents in these statements. For purposes of the statement of cash flows, the Company considers all short-term securities with a maturity of three months or less to be cash equivalents. There are no short-term cash equivalents reported in these financial statements.

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

Revenue Recognition

The Company generates revenue from sales of solar products, LED lighting, installation services and leasing fees. During the last two fiscal years, the company had product sales as follows:

Sales Product and Services Description	June30, 2021		June 30, 2020
Solar PV residential and commercial sales	$635,381	82%	$392,441	75%
Air conditioning sales and service	6,540	1%	129,251	24%
Energy efficient lighting & other income	126,374	17%	-	-
Interest Income	104	-	339	1%
Total revenue	$768,399	100%	$522,031	100%

The Company recognizes product revenue, net of sales discounts, returns and allowances. These statements establish that revenue can be recognized when persuasive evidence of an arrangement exists, delivery has occurred, and all significant contractual obligations have been satisfied, the fee is fixed or determinable, and collection is considered probable.

ABCO ENERGY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Inventory

The Company records inventory of construction supplies at cost using the first in first out method. After review of the inventory on an annual basis, the Company discounts all obsolete items to fair market value and has established a valuation reserve of 10% of the inventory at total cost to account for obsolescence. As of December 31, 2019 all inventory was written off resulting in zero balances at June 30, 2021 and December 31, 2020.

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

The Company files in the U.S. only and is not subject to taxation in any foreign country. There are three open years for which the Internal Revenue Service can examine our tax returns so 2018, 2019 and 2020 are still open years and 2020 will soon replace 2018 at the end of 2021.

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

ABCO ENERGY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

ABCO ENERGY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in marketing and operations. The Company incurred a net losses of $(49,183) and $(371,205) for the six months ended June 30, 2021 and 2020 respectively. The net cash used in operations was $(242,350) for the period ended June 30, 2021and its accumulated net losses from inception through the period ended June 30, 2021 is $(7,135,450), which raises substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s development activities since inception have been financially sustained through capital contributions from shareholders.

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

The Company records contracts for future payments based on contractual agreements entered into at the inception of construction contracts. Amounts are payable from customers based on milestones established in each contract. Larger contracts are billed and recorded in advance and unearned profits are netted against the billed amounts such that accounts receivable reflect current amounts due from customers on completed projects and amounts earned on projects in process are reflected in the balance sheet as costs and estimated earnings in excess of billings on contracts in progress. Excess billings on contracts in process are recorded as liabilities of $245,369 and $558,907 at June 30,2021 and December 31, 2020 respectively.

Note 5 – Inventory

Inventory of construction supplies not yet charged to specific projects was $0 at June 30, 2021 December 31, 2020. The Company values items of inventory at the lower of cost or net realizable value and uses the first in first out method to charge costs to jobs. The Company wrote off all of its inventory during 2018.

Note 6 – Security deposits and Long Term Commitments

During October 2020, the Company moved into its own building that was purchased in December 2019 and abandoned the Wilmot Avenue rental space. It now occupies 4,800 square feet of office and warehouse space and one-half acre of land. There are no security deposits.

Note 7 – Investment in long term leases

Long-term leases recorded on the consolidated financial statements were $3,787 at June 30, 2021 and $3,995 at December 31, 2020, respectively. One of the leases owned by AEFC was paid in full by the customer during the year ended December 31, 2020.

ABCO ENERGY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Note 9 – Notes Payable - Related Parties

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

The second note has a current balance of $243,194 and unpaid accrued interest of $66,158 as of June 30, 2021. The note is a secured demand note covering all assets of the Company and bears interest at 12% per annum. On April 1, 2021, the promissory note payable to the President of the Company in the amount of $314,636 of principal and interest was converted into a secured note covering all assets of the Company. The Note bears interest at the rate 12% per annum and is due on demand. Financing statements are expected to be filed in Pima County, AZ and in Las Vegas County, NV covering the assets which are securing this Note.

The combined total funds due to Officers and Directors totaled $416,187 with principal and interest at June 30, 2021.

Note 10 – Short Term Notes Payable

Description	June 30, 2021	December 31, 2020
Bill’ d Exchange, LLC, an equipment capital lender, initial financing August 2, 2019, finances equipment for commercial contracted customers in varying amounts	$20,000	$31,462
Merchant loan – Knight Capital Funding, LLC	-	33,694
Merchant loan – Pearl lending	-	51,750
Merchant loan – Green Capital	7,747	11,748
Private money loan from Perfectly Green Corporation	-	33,754
Private money loan from prior officer of ABCO	-	61,052
PPP loan – SBA loan payable – first round	-	123,999
PPP loan -SBA loan payable – second round	128,232	-
Total	$155,979	$347,459

ABCO ENERGY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

On January 30, 2019, the Company borrowed $153,092 including principal and interest from Knight Capital Funding, LLC, and [“KCF”] bearing interest at 23% per annum, unsecured.  This loan was refinanced on August 10, 2019 and replaced with a new loan of $144,900 from KCF. The balance and accrued interest at December 31, 2019 was $61,747. On February 18, 2020 ABCO defaulted on this loan due to the reduction in business from Covid-19. On March 29, 2021, the Company made a final negotiated settlement payment on this note for $22,000 and recorded gain on extinguishment of debt of approximately $14,000 during the six months ended June 30, 2021.  Outstanding principal balance at June 30, 2021 and December 31, 2020 was $-0- and $33,694, respectively.

On December 6, 2019, the Company borrowed $52,174 from Pearl Delta Funding that contained a repayment in the amount of $72,000 in 160 payments of $450.  This unsecured note bears interest at the imputed rate of approximately 36% per annum. The unpaid balance of principal and interest at December 31, 2019 was $65,664. On February 18, 2020 ABCO defaulted on this loan due to the reduction in business from Covid-19 when the balance of the note was $51,750. On March 29, 2021, the Company made a final negotiated settlement payment in the amount of $36,998 and recorded gain on extinguishment of debt for approximately $15,000 during the six months ended June 30, 2021.  Outstanding principal balance at June 30, 2021 and December 31, 2020 was $-0- and $51,750, respectively.

On December 31, 2019 the Company borrowed $25,000 from Green Capital Funding, LLC.  The proceeds from this loan were used to acquire the real estate purchased on the date of the loan.  This unsecured loan bears interest at approximately 36% and has a repayment obligation in the amount of $35,250 in 76 payments. The unpaid balance of principal and interest at December 31, 2020 was $11,748 after several months of daily payment and a default on February 18, 2020 due to the reduction in business from Covid-19. As of the date of filing this report, no arrangements for resuming payments had been accomplished; however, the Company has been paying $1,000 per month for several months.  Outstanding principal balance at June 30, 2021 and December 31, 2020 was $7,747 and $11,748, respectively.

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

Mr. Charles O’Dowd, former President and Director of ABCO Energy resigned from all positions with the Company on October 7, 2019. Prior to his resignation, Mr. O’Dowd had loaned the Company funds in the principal amount of $61,052 which is represented by a Promissory Note that is unsecured that also has unpaid interest accrued at December 31, 2020 of $34,694 leaving a total balance due of $95,746 at June 30, 2021. The note bears interest at the rate of 12% per annum. Mr. O’Dowd has filed legal action against the Company for collection of the amounts due under the Note. He received a default judgment and is attempting to execute on the judgment.  Outstanding principal balance at June 30, 2021 and December 31, 2020 on the Note was $70,500 and $61,052, respectively. During the period ended June 30, 2021 the Company negotiated a settlement with Mr. O’Dowd for a payment of $5,000 in cash and 48 monthly payments of $1,500 totaling $72,000. As of June 30, 2021 the balance on this debt was $70,500 including interest, and the Company recorded a gain on the changes to this note in the amount of $18,746.

On February 24, 2021, the Company executed a promissory note evidencing an unsecured loan (“Loan”) for $128,232 under the Paycheck Protection Plan (“PPP”). The terms of the Loan require 1.00% interest. This loan contains the same clauses as the previous EDIL loan described in the following paragraph. The Loan is forgivable, but no assurance can be given that the Company will receive forgiveness of this Loan.  Outstanding principal balance at June 30, 2021 and December 31, 2020 on the note was $128,232 and $-0-, respectively.

ABCO ENERGY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

The Financial Accounting Standard ASC 815 Accounting for Derivative Instruments and Hedging Activities require that instruments with embedded derivative features be valued at their market values. The Black Scholes model was used to value the derivative liability for the six months ended June 30, 2021 and the year ending December 31, 2020. This value includes the fair value of the shares that may be issued according to the contracts of the holders and valued according to our common share price at the time of acquisition.

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

ABCO ENERGY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

As of January 21, 2020 (“Effective Date”), the Company issued to Oasis a $208,000 Promissory Note, net of a prorated original issue discount of $16,000 (“1/21/20 Note”). The Company received $34,000 (“First Tranche”) with four additional Tranches through December 31, 2020 totaling $85,000. There were three Tranches for the period of January 1, 2021 to February 19, 2021, totaling $70,000. Each Tranche matures nine months from the effective date of each such payment. The Company issued Warrants with each Tranche totaling [2,100,000] shares. Each Warrant expires five years from the date of issuance and is exercisable at a conversion price of 120% of the closing price on the trading day prior to the funding date of the respective Tranche. The Company also agreed to issue to Oasis 5,000,000 shares of common stock as an incentive/commitment fee in connection with the transactions. The Company valued these shares at $14,500 and issued these shares in 2020. The 1/21/20 Note is convertible into common stock at a 35% discount to market. The balance of the Note at June 30, 2021 was $30,458, including all penalties and interest and payments through conversions for $76,224.  Outstanding principal balance as of June 30, 2021 and December 31, 2020 on the note was $30,458 and $150,553, respectively. During the six months ended June 30, 2021 Oasis converted 10,012,508 shares to reduce the principal on this note by $120,095.

On March 29, 2021, the Board of Directors of the Corporation deem it in the best interests of the Corporation to enter into the Securities Purchase Agreement dated March 29, 2021 (the “Agreement”) with Power Up Lending Group Ltd. (“PowerUp”), in connection with the issuance of: (i) a promissory note of the Corporation, in the form attached hereto as Exhibit A, in the aggregate principal amount of $80,000 (including $7,500of Original Issue Discount) (the “Note”), (ii) Three Hundred Seventy Three Thousand Three Hundred Thirty Three (373,333) restricted common shares of the Corporation (“Commitment Shares”) to be delivered to PowerUp in book entry with the Corporation’s transfer agent prior to the Closing Date, (iii) Seventy Hundred Forty Six Thousand Six Hundred Sixty Seven (746,667) restricted common shares of the Corporation (“Security Shares” and together with the Note and the Commitment Shares, collectively, the “Securities”) to be delivered to PowerUp in book entry with the Corporation’s transfer agent prior to the Closing Date; and in connection therewith to enter into an irrevocable letter agreement with Vstock Transfer LLC, the Corporation’s transfer agent, with respect to the reserve of shares of common stock of the Corporation to be issued upon any conversion of the Note (only upon default); the issuance of such shares of common stock in connection with a conversion of the Note (the “Letter Agreement”). The proceeds of this note were specifically slated for payment of the settlement of the Knight Capital Merchant Loan for $22,000 and the final payment of the Pearl Capital merchant note for $36,998. The discounted payoffs of these notes saved the company $26,446 plus future interest.  Outstanding principal balance as of June 30, 2021 and December 31, 2020 on the note was $89,600 and $-0-, respectively.

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

ABCO ENERGY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

On December 31, 2019 the Company completed negotiations, financial arrangements and closed on the purchase of a 4,800 square foot office and warehouse building located on one/half acre of paved land on one of Tucson’s busiest streets. This property will be more than adequate to house both the Solar business and our HVAC expansion. The land and outbuildings will accommodate all of our equipment. The property acquisition was priced at $325,000 the company paid $25,000 down payment and the seller financed $300,000 mortgage based on a twenty-year amortization and a 5% interest rate with a balloon payment at the end of five (5) years. The monthly payment is $1,980.  Outstanding principal balance as of June 30, 2021 and December 31, 2020 on was $285,600 and $290,271, respectively.

ABCO ENERGY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

The Company acquired the assets of Dr. Fred Air Conditioning services on September 2, 2018 for $22,000. The allocation of the purchase price was to truck and equipment at $15,000 and the balance was allocated to inventory and the license for period of five or more years. The truck and equipment were financed by Ascentium Capital. The payments on the Ascentium capital note are $435 and the payments on the Donze note are $212 per month.

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

ABCO ENERGY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Common Stock

During the six months ended June 30, 2021 and the year ended December 31, 2020 the following shares were issued for debt conversions:

	Six Months Ended June 30, 2021		During the Year Ended December 31, 2020
Capital Company	Shares converted	Dollars converted	Shares converted	Dollars converted
Crown Bridge Partners	-	$-	2,300,000	$46,540
Power Up	-	-	1,633,968	57,450
Oasis Capital	18,973,258	147,423	5,173,328	125,775
Total	18,973,258	$147,423	9,107,296	$229,765

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

The Company has evaluated these agreements under ASC 480-10: Certain Financial Instruments with Characteristics of both Liabilities and Equity and determined that the capital contributions made under these subscription agreement more closely resemble equity than liabilities as they can only be settled through the issuance of shares and although they have a stated cost associated with them which accrues in the same manner as interest, the cost is only incurred in the first twelve months after placement as is more closely associated with a cost of raising funds than interest expense.

ABCO ENERGY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Note 16 – Subsequent Events

On July 7,2021, Absaroka Communications Corp  (“ACC”) , a consultant to the Company and an affiliate of the President of the Company, converted 1,000,000 shares of Series B Convertible Preferred Shares (“Series B Preferred”) into 10,000,000 shares of free-trading common shares. The Series B Preferred is by its terms convertible at the rate of one share of Series B Preferred for 10 shares of Common Stock.

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

September 7, 2021

ABCO ENERGY, INC

/s/ David Shorey
David Shorey
Title: President &
Chief Executive Officer (CEO)

/s/ David Shorey
David Shorey
Chief Financial Officer (CFO)
Principal Accounting Officer (PAO)