Form 10-Q
period 2021-09-30
ABCO Energy, Inc.
filed 2021-11-22
CIK 1300938

As Filed with the Securities and Exchange Commission on November 22, 2021

File No:  000-55235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING September 30, 2021

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

As of November 21, 2021, we had 70,462,489  shares of common stock issued and outstanding.

FINANCIAL INFORMATION

Item 1.     Financial Statements

ABCO ENERGY, INC.

ABCO ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2021 (Unaudited)	December 31, 2020 Audited
ASSETS
Current Assets
Cash	$3,532	$54,268
Accounts receivable on completed projects	40,018	43,221
Costs and estimated earnings on contracts in progress	232,423	319,001
Total Current Assets	275,973	416,490

Fixed assets – net of accumulated depreciation	374,967	393,887
Investment in long-term leases	3,759	3,995
Total Assets	$654,699	$814,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$608,581	$526,981
Short term notes payable	155,979	347,459
Excess billing on contracts in progress	229,713	558,907
Notes payable to related parties	285,816	311,340
Debentures payable	205,193	153,817
Current portion of long-term debt	41,896	27,702
Total Current Liabilities	1,527,178	1,926,206

Long term debt, net of current portion	505,176	472,293
Total Liabilities	2,032,354	2,398,499

Stockholders’ Deficit:
Preferred stock, 100,000,000 shares authorized, $0.001 par value, and 27,800,000 shares issued and outstanding at September 30, 2021 and 30,000,000 at December 31, 2020	27,800	30,000
Common stock 2,000,000,000 shares authorized, $0.001 value, and 70,462,489 outstanding at September 30, 2021 and 15,702,037 outstanding at December 31, 2020, respectively.	70,462	15,702
Additional paid-in capital	5,819,645	5,456,438
Accumulated deficit	(7,295,562)	(7,086,267)
Total Stockholders’ Deficit	(1,377,655)	(1,584,127)
Total Liabilities and Stockholders’ Deficit	$654,699	$814,372

See accompanying notes to the unaudited consolidated financial statements.

ABCO ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEBER 30, 2021 AND 2020

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2021	Sept. 30, 2020	Sept. 30, 2021	Sept. 30, 2020

Revenues	$229,829	$246,102	$998,228	$768,133

Cost of Sales	165,734	281,419	619,173	715,739

Gross Profit	64,095	(35,317)	379,055	52,394

Operating Expenses:
Payroll	48,327	39,730	157,457	151,341
Share based compensation	21,300	-	157,621	14,500
Consulting expense	-	25,019	36,000	45,028
Corporate expense	14,533	13,998	38,653	32,449
Insurance	22,429	40,429	38,693	60,239
Professional fees	-	45,273	34,600	92,564
Rent	6,040	8,311	6,040	25,536
Other selling and administrative expenses	95,551	17,099	228,527	233,612
Total operating expense	208,180	189,859	697,591	655,269

Net income (Loss) from operations	(144,085)	(225,176)	(318,536)	(602,875)

Other Income (Expenses)
Interest on notes payable	(16,027)	(20,975)	(47,183)	(37,657)
Loss on note issuance derivatives	-	(25,836)	-	-
Change in Derivative Gain (Loss)	-	(157,575)	-	(157,575)
Derivative amortization - interest expense	-	1,605	(49,623)	(1,055)
Gain (Loss) on extinguishment of debt	-	-	206,047	-
Total other income (expenses)	(16,027)	(202,781)	109,241	(196,287)

Net income (loss)	$(160,112)	$(427,957)	$(209,295)	$(799,162)

Net income (loss) Per Share (Basic and Fully Diluted)	$(.01)	$(.01)	$(.01)	$(.08)

Weighted average number of common shares used in the calculation	43,082,263	175,754	55,684,597	221,232

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock
	Shares	Amount	Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at January 1, 2021	15,702,037	$15,702	$30,000	$5,456,438	$(7,086,267)	$(1,584,127)
Common shares issued for conversion of convertible debenture notes - net of expenses	1,747,753	1,748	-	33,906	-	35,654
Common Shares issued for warrants net of expenses	6,319,930	6,320	-	53,404	-	59,724
Restricted shares issued for insider compensation	5,000,000	5,000	-	55,000	-	60,000
Rounding from transfer agent for reverse split	111,410	111	-	(111)	-	-
Shares issued for note payments	5,360,536	5,360	-	67,330	-	72,690
Shares issued for warrants	5,545,039	5,545	-	39,231	-	44,776
Shares issued for reserve and commitment fees on debt issue	1,120,000	1,120	-	66,080	-	67,200
Net loss for the six months ended June 30, 2021	-	-	-	-	(49,183)	(49,183)
Balance at June 30, 2021	40,906,705	$40,906	$30,000	$5,771,278	$(7,135,450)	$(1,293,266)
Shares issued to insiders	22,000,000	22,000	(2,200)	-		19,800
Conversions of debt for note payments	4,773,733	4,774	-	20,649		25,423
Conversions of debt for note payments - Other	1,282,051	1,282		23,718		25,000
Shares issued to insiders and consultants	1,500,000	1,500		4,000		5,500

Net loss for the three months ended September 30, 2021					(160,112)	(160,112)
Balances at September 30, 2021	70,462,489	70,462	27,800	5,819,645	(7,295,562)	$(1,377,655)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Common Stock
	Shares	Amount	Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at January 1, 2020	885,829	$886	$30,000	$5,036,798	$(6,561,509)	$(1,493,825)
Common shares issued for conversion of convertible debenture notes - net of expenses	2,675,531	2,676	-	87,945	-	90,621
Restricted Shares issued for insider compensation	29,412	29	-	14,471	-	14,500
Common shares issued for conversion of convertible debenture notes – net of expenses	2,553,553	2553		43,507		46,060
Derivative changes to paid in capital				55,741		55,741

Net loss for the six months ended June 30, 2020					(371,205)	(371,205)
Balance at June 30, 2020	6,144,325	6,144	30,000	5,238,462	(6,932,714)	(1,658,108)
Shares issued for compensation	5,000,000	5,000	-	9,500		14,500
Net (loss) for the three months ended September 30, 2020	-	-	-	-	(799,162)	(799,162)
Balance at September 30, 2020	8,947,703	$8,948	$30,000	$5,247,962	$(7,360,670)	$(2,073,760)

See accompanying notes to the unaudited consolidated financial statements.

ABCO ENERGY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021, AND 2020

(UNAUDITED)

	Sept. 30, 2021	Sept. 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$(209,295)	$(799,162)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	16,841	6,593
Change in derivative liability		45,972
Shares issued to officers and consultants for services	(157,621)	14,500
Gain on extinguishment of debt	206,047	-
Finance fees on derivatives	(49,623)	1,055
Changes in operating assets and liabilities
Changes in Accounts receivable	89,781	432,391
Change in amortizable OID	(20,873)	57,348
Billings in excess of costs on incomplete projects	(329,194)	118,349
Accounts payable and accrued expenses	81,600	6,861
Net cash used in operating activities	(372,337)	(116,093)

Cash flows from investing activities
Change in security deposits	2,079	2,500
Sales of equipment		(12,770)
Proceeds from investments in long term leases	236	141
Net cash provided by (used for) investing activities	2,315	(10,129)

Cash Flows from Financing Activities:
Proceeds from sale of common stock – net of expenses	396,861	237,912
Proceeds from convertible notes and conversions	72,249	(73,058)
Proceeds from financial institution loans	20,103	(142,071)
Payments on short term debt	(191,480)	-
Proceeds (payments) on related party notes payable	(25,524)	74,700
Increase in loans from material lenders	-	(206,993)
Proceeds (payments) from long term debt	47,077	259,756
Net cash provided by financing activities	319,286	150,246

Net increase (decrease) in cash	(50,736)	24,024
Cash, beginning of period	54,268	12,620
Cash, end of period	$3,532	$36,644

Supplemental disclosures of cash flow information:

Cash paid for interest	$47,183	$16,682

See accompanying notes to the unaudited consolidated financial statements.

ABCO ENERGY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As a result of the Reverse Stock Split the number of authorized shares of common stock was reduced to 50,000,000 from 500,000,000 shares.  The Company held a Special Meeting of Stockholders in May 2017 which authorized an amendment to the Articles of Incorporation to increase the authorized common share capital to 2,000,000,000 common shares and 100,000,000 preferred shares.  Thereafter, on September 27, 2017, by written consent the holders of a majority of the outstanding shares voted to authorize an additional amendment to increase the authorized common shares to 2,000,000,000 shares. After the reverse split on January 4, 2021, the holders of the majority of the outstanding shares  increased the common shares authorized to 2,000,000,000.

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

ABCO is licensed and sells air conditioning products and services throughout Arizona. The Company was licensed in 2018 and has local and national suppliers for products. Our products are manufactured both the USA and in many offshore countries. Our markets are directed to both residential and commercial customers as well as Government.

ABCO ENERGY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

ABCO ENERGY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Revenue Recognition

The Company generates revenue from sales of solar products, LED lighting, installation services and leasing fees. During the last two fiscal years, the company had product sales as follows:

Sales Product and Services Description	September 30, 2021		September 30, 2020
Solar PV residential and commercial sales	$842,552	84%	$615,687	79%
Air conditioning sales and service	9,982	1%	77,018	10%
Energy efficient lighting & other income	145,486	15%	75,219	10%
Interest Income	208	-	209	1%
Total revenue	$998,228	100%	$768,133	100%

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

Inventory

The Company records inventory of construction supplies at cost using the first in first out method. After review of the inventory on an annual basis, the Company discounts all obsolete items to fair market value and has established a valuation reserve of 10% of the inventory at total cost to account for obsolescence. As of December 31, 2019 all inventory was written off resulting in zero balances at September 30, 2021 and December 31, 2020.

Income Taxes

The Company has net operating loss carryforwards as of September 30, 2021 totaling approximately $4,749,729 net of accrued derivative liabilities and stock-based compensation, which are assumed to be non-tax events. A deferred 21% tax benefit of approximately $997,443 has been offset by a valuation allowance of the same amount as its realization is not assured. The full realization of the tax benefit associated with the carry-forward depends predominately upon the Company’s ability to generate taxable income during future periods, which is not assured.

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

ABCO ENERGY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

ABCO ENERGY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in marketing and operations. The Company incurred a net losses of $(209,295) and $(799,162) for the nine months ended September 30, 2021 and  2020 respectively. The net cash used in operations was $(372,337) for the period ended September 30, 2021 and its accumulated net losses from inception through the period ended September 30, 2021 is $(7,295,562), which raises substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s development activities since inception have been financially sustained through capital contributions from shareholders.

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

Note 4 – Accounts Receivable

Accounts receivable as of September 30, 2021 and December 31, 2021 consists of the following:

Description	September 30, 2021	December 31, 2020
Accounts receivable on completed contracts	$40,018	$43,221
Costs and estimated earnings on contracts in progress	232,423	319,001
Total	$272,441	$362,222

Costs and Estimated Earnings on projects are recognized on the percentage of completion method for work performed on contracts in progress at September 30, 2021 and December 31, 2020.

The Company records contracts for future payments based on contractual agreements entered into at the inception of construction contracts. Amounts are payable from customers based on milestones established in each contract. Larger contracts are billed and recorded in advance and unearned profits are netted against the billed amounts such that accounts receivable reflect current amounts due from customers on completed projects and amounts earned on projects in process are reflected in the balance sheet as costs and estimated earnings in excess of billings on contracts in progress. Excess billings on contracts in process are recorded as liabilities of $229,713 and $558,907 at September 30, 2021 and December 31, 2020 respectively.

ABCO ENERGY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Note 5 – Inventory

Inventory of construction supplies not yet charged to specific projects was $0 at September 30, 2021 and December 31, 2020. The Company values items of inventory at the lower of cost or net realizable value and uses the first in first out method to charge costs to jobs. The Company wrote off all of its inventory during 2018.

Note 6 – Security deposits and Long Term Commitments

During October 2020, the Company moved into its own building that was purchased in December 2019 and abandoned the Wilmot Avenue rental space. It now occupies 4,800 square feet of office and warehouse space and one-half acre of land. There are no security deposits.

Note 7 – Investment in long term leases

Long-term leases recorded on the consolidated financial statements were $3,759 at September 30, 2021 and $3,995 at December 31, 2020, respectively. One of the leases owned by AEFC was paid in full by the customer during the year ended December 31, 2020.

Note 8 – Fixed Assets

The Company has acquired all its office and field work equipment with cash payments and financial institution loans. The total fixed assets consist of land and building, vehicles, office furniture, tools and various equipment items and the totals are as follows:

Asset	September 30, 2021	December 31, 2020
Land and Building	$326,400	$326,400
Equipment	171,912	173,991
Accumulated depreciation	(123,345)	(106,504)
Fixed Assets, net of accumulated depreciation	$374,967	$393,887

Depreciation expense for the nine months ended September 30, 2021 and the year ended December 31, 2020 was $16,841 and $13,486, respectively.

On December 31, 2019, the Company purchased a building at 2505 N Alvernon consisting of 4,800 SF building and approximately ½ acre of land. The property was financed by a $25,000 loan from Green Capital (GCSG) and a mortgage from the seller for the $300,000 balance. The purchase price was $325,000 plus closing costs of $1,400.

Note 9 – Notes Payable - Related Parties

Notes payable as of September 30, 2021 and December 31, 2020 consists of the following:

Description	September 30, 2021	December 31, 2020
Note payable – Director bearing interest at 12% per annum, unsecured, demand notes.	$60,000	$60,000
Note payable – President bearing interest at 12% per annum, unsecured, demand note.	225,816	251,340
Total	$285,816	$311,340

The first note in the amount of $60,000 provides for interest at 12% per annum and is unsecured. This note has unpaid accrued interest of $48,650 and $43,263 at September 30, 2021 and December 31, 2020, respectively.

The second note has a current balance of $225,816 and unpaid accrued interest of $72,988 as of September 30, 2021. The note is a secured demand note covering all assets of the Company and bears interest at 12% per annum. On April 1, 2021, the promissory note payable to the President of the Company in the amount of $314,636 of principal and interest was converted into a secured note covering all assets of the Company. The Note bears interest at the rate 12% per annum and is due on demand. Financing statements are expected to be filed in Pima County, AZ and in Las Vegas County, NV covering the assets which are securing this Note.

ABCO ENERGY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The combined total funds due to Officers and Directors totaled $407,454 with principal and interest at September 30, 2021.

Note 10 – Short Term Notes Payable

Description	September 30, 2021	December 31, 2020
Bill’ d Exchange, LLC, an equipment capital lender, initial financing August 2, 2019, finances equipment for commercial contracted customers in varying amounts	$20,000	$31,462
Merchant loan – Knight Capital Funding, LLC	-	33,694
Merchant loan – Pearl lending	-	51,750
Merchant loan – Green Capital	7,747	11,748
Private money loan from Perfectly Green Corporation	-	33,754
Private money loan from prior officer of ABCO	-	61,052
PPP loan – SBA loan payable – first round	-	123,999
PPP loan -SBA loan payable – second round	128,232	-
Total	$155,979	$347,459

Bill’ d Exchange, LLC, a customer equipment capital lender, made their initial financing on August 2, 2019. They finance equipment for commercial contracted customers in varying amounts. These loans bear interest at varying rates and are paid weekly for the amount of interest due on the account at each date. Each loan is secured by the accounts receivable from the customer and by personal guarantee of an affiliated officer of ABCO Solar, Inc.   Unpaid principal balance on this note at September 30, 2021 and December 31, 2020 was $20,000 and $31,462, respectively.

On January 30, 2019, the Company borrowed $153,092 including principal and interest from Knight Capital Funding, LLC, and [“KCF”] bearing interest at 23% per annum, unsecured.  This loan was refinanced on August 10, 2019 and replaced with a new loan of $144,900 from KCF. The balance and accrued interest at December 31, 2019 was $61,747. On February 18, 2020 ABCO defaulted on this loan due to the reduction in business from Covid-19. On March 29, 2021, the Company made a final negotiated settlement payment on this note for $22,000 and recorded gain on extinguishment of debt of approximately $14,000 during the nine months ended September 30, 2021.  Outstanding principal balance at September 30, 2021 and December 31, 2020 was $-0- and $33,694, respectively.

On December 6, 2019, the Company borrowed $52,174 from Pearl Delta Funding that contained a repayment in the amount of $72,000 in 160 payments of $450.  This unsecured note bears interest at the imputed rate of approximately 36% per annum. The unpaid balance of principal and interest at December 31, 2019 was $65,664. On February 18, 2020 ABCO defaulted on this loan due to the reduction in business from Covid-19 when the balance of the note was $51,750. On March 29, 2021, the Company made a final negotiated settlement payment in the amount of $36,998 and recorded gain on extinguishment of debt for approximately $15,000 during the nine months ended September 30, 2021.  Outstanding principal balance at September 30, 2021 and December 31, 2020 was $-0- and $51,750, respectively.

On December 31, 2019 the Company borrowed $25,000 from Green Capital Funding, LLC.  The proceeds from this loan were used to acquire the real estate purchased on the date of the loan.  This unsecured loan bears interest at approximately 36% and has a repayment obligation in the amount of $35,250 in 76 payments. The unpaid balance of principal and interest at December 31, 2020 was $11,748 after several months of daily payment and a default on February 18, 2020 due to the reduction in business from Covid-19. As of the date of filing this report, no arrangements for resuming payments had been accomplished; however, the Company has been paying $1,000 per month for several months.  Outstanding balance at September 30, 2021 and December 31, 2020 was $7,747 and $11,748, respectively.

On January 22, 2018, the Company borrowed $60,000 from Perfectly Green Corporation, a Texas corporation.  The Company has paid $26,246 leaving a balance of $33,754 at September 30, 2020 and December 31, 2019. The note bears interest at 3% per annum and is payable upon demand after 60 days’ notice which can be requested at any time after May 31, 2018. Outstanding principal balance as of September 30, 2021 was $-0- and December 31, 2020 was $33,754. During the nine months ended September 30, 2021, the Company wrote off the balance on this loan because they have not been successful in contacting  the lender for more than  two years. It appears they have ceased operations.

ABCO ENERGY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Mr. Charles O’Dowd, former President and Director of ABCO Energy resigned from all positions with the Company on October 7, 2019. Prior to his resignation, Mr. O’Dowd had loaned the Company funds in the principal amount of $61,052 which is represented by a Promissory Note that is unsecured that also has unpaid interest accrued at December 31, 2020 of $34,694 leaving a total balance due of $95,746 at September 30, 2021. The note bears interest at the rate of 12% per annum. Mr. O’Dowd has filed legal action against the Company for collection of the amounts due under the Note. He received a default judgment and is attempting to execute on the judgment.  Outstanding principal balance at September 30, 2021 and December 31, 2020 on the Note was $70,500 and $61,052, respectively. During the period ended September 30, 2021 the Company negotiated a settlement with Mr. O’Dowd for a payment of $5,000 in cash and 48 monthly payments of $1,500 totaling $72,000. As of September 30, 2021 the balance on this debt was $67,500 including interest, and the Company recorded a gain on the changes to this note in the amount of $18,746.

On February 24, 2021, the Company executed a promissory note evidencing an unsecured loan (“Loan”) for $128,232 under the Paycheck Protection Plan (“PPP”). The terms of the Loan require 1.00% interest. This loan contains the same clauses as the previous EDIL loan described in the following paragraph. The Loan is forgivable, but no assurance can be given that the Company will receive forgiveness of this Loan.  Outstanding principal balance at September 30, 2021 and December 31, 2020 on the note was $128,232 and $-0-, respectively.

On May 3, 2020, Company entered into a promissory note evidencing an unsecured loan in the amount of $123,999.00 made to the Company under the Paycheck Protection Program (the “Loan”).  The Paycheck Protection Program (or “PPP”) was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and is administered by the U.S. Small Business Administration.  The Loan to the Company is being made through Bank of America, N.A., a national banking association (the “Lender”). The interest rate on the Loan will not exceed 1.00%.  The promissory note evidencing the Loan contains customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the SBA or Lender, or breaching the terms of the Loan documents.  The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the PPP.  Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities.  No assurance is provided that the Company will obtain forgiveness of the Loan in whole or in part.  If the SBA does not confirm forgiveness of the Loan or only partly confirms forgiveness of the Loan, including principal and interest (“Loan Balance”); then, in either such case, the Lender will establish the terms of repayment of the Loan Balance via a separate letter to the Company, containing the amount of each monthly payment, the interest rate, etc.  On March 9, 2021, the SBA and Bank of America notified the Company that the entire balance of this note has been forgiven by the Government.  The Company recorded a gain on extinguishment of debt during the nine months ended September 30, 2021 for $124,099 ($123,999 plus costs).  Outstanding principal balance as of September 30, 2021 and December 31, 2020 on the note was $-0- and $123,999, respectively.

Note 11 – Convertible debentures - net of discounts and fees.

This table presents the positions on the outstanding notes at September 30, 2021 and December 31, 2020, respectively.

Holder	Date of Loan	Loan amount	OID and discounts and fees	Interest rate	Balance September 30, 2021	Balance December 31, 2020
Power Up Lending Group Ltd	3-29-21	80,000	20,600	12%	26,720	-
Power Up Lending Group Ltd	5-25-21	48,750	13,987	12%	33,202	-
Oasis Capital	1-22-20	189,000	17,758	8%	113,380	150,553
Oasis Capital	9-1-18	150,000	-	8%	3,264	3,264
Oasis Capital	7-19-21	118,000	4,500	8%	49,500	-
Totals and balances		$585,750	$56,845		$226,066	$153,817

The Financial Accounting Standard ASC 815 Accounting for Derivative Instruments and Hedging Activities require that instruments with embedded derivative features be valued at their market values. The Black Scholes model was used to value the derivative liability for the nine months ended September 30, 2021 and the year ending December 31, 2020. This value includes the fair value of the shares that may be issued according to the contracts of the holders and valued according to our common share price at the time of acquisition.

ABCO ENERGY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

As of September 1, 2018, the Company entered into an Equity Purchase Agreement with Oasis Capital, LLC, a Puerto Rico limited liability company (“Investor”) pursuant to which Investor agreed to purchase up to $5,000,000 of the Company’s common stock at a price equal to 85% of the market price at the time of purchase (“Put Shares”). The Company agreed to file a new registration statement to register for resale the Put Shares. The Registration Statement must be effective with the SEC before Investor is obligated to purchase any Put Shares. In addition, the Company [i] issued to Investor a one year $150,000 note which is convertible at a fixed price of $.01 per share as a commitment fee for its purchase of Put Shares and [ii] delivered to Investor a Registration Rights Agreement pursuant to which the Company agreed to register all Put Shares acquired under the Equity Purchase Agreement. During 2020, Investor converted $59,692 of principal of the Note and received 930,165,889 (post reverse 5,471,564) shares of common stock. During the twelve months ended December 31, 2020, the negotiated note balance was $3,264.  The unpaid principal balance on the Note was $3,264 and $3,264 at September 30, 2021 and December 31, 2020, respectively.

As of January 21, 2020 (“Effective Date”), the Company issued to Oasis a $208,000 Promissory Note, net of a prorated original issue discount of $16,000 (“1/21/20 Note”). The Company received $34,000 (“First Tranche”) with four additional Tranches through December 31, 2020 totaling $85,000. There were three Tranches for the period of January 1, 2021 to February 19, 2021, totaling $70,000. Each Tranche matures nine months from the effective date of each such payment. The Company issued Warrants with each Tranche totaling [2,100,000] shares. Each Warrant expires five years from the date of issuance and is exercisable at a conversion price of 120% of the closing price on the trading day prior to the funding date of the respective Tranche. The Company also agreed to issue to Oasis 5,000,000 shares of common stock as an incentive/commitment fee in connection with the transactions. The Company valued these shares at $14,500 and issued these shares in 2020. The 1/21/20 Note is convertible into common stock at a 35% discount to market. The balance of the Note at September 30, 2021 was $31,539, including all penalties and interest and payments through conversions for $76,224.  Outstanding principal balance as of September 30, 2021 and December 31, 2020 on the note was $30,458 and $150,553, respectively. During the nine months ended September 30, 2021 Oasis converted 10,012,508 shares to reduce the principal on this note by $120,095.

On March 29, 2021, the Board of Directors of the Corporation deem it in the best interests of the Corporation to enter into the Securities Purchase Agreement dated March 29, 2021 (the “Agreement”) with Power Up Lending Group Ltd. (“PowerUp”), in connection with the issuance of: (i) a promissory note of the Corporation in the aggregate principal amount of $80,000 (including $7,500of Original Issue Discount) (the “Note”), (ii) Three Hundred Seventy Three Thousand Three Hundred Thirty Three (373,333) restricted common shares of the Corporation (“Commitment Shares”) to be delivered to PowerUp in book entry with the Corporation’s transfer agent prior to the Closing Date, (iii) Seventy Hundred Forty Six Thousand Six Hundred Sixty Seven (746,667) restricted common shares of the Corporation (“Security Shares” and together with the Note and the Commitment Shares, collectively, the “Securities”) to be delivered to PowerUp in book entry with the Corporation’s transfer agent prior to the Closing Date; and in connection therewith to enter into an irrevocable letter agreement with Vstock Transfer LLC, the Corporation’s transfer agent, with respect to the reserve of shares of common stock of the Corporation to be issued upon any conversion of the Note (only upon default); the issuance of such shares of common stock in connection with a conversion of the Note (the “Letter Agreement”). The proceeds of this note were specifically slated for payment of the settlement of the Knight Capital Merchant Loan for $22,000 and the final payment of the Pearl Capital merchant note for $36,998. The discounted payoffs of these notes saved the company $26,446 plus future interest.  Outstanding principal balance as of September 30, 2021 and December 31, 2020 on the note was $26,720 and $-0-, respectively.

On May 25, 2021, the Board of Directors of the Corporation deem it in the best interests of the Corporation to enter into the Securities Purchase Agreement (the “Agreement”) with Power Up Lending Group Ltd. (“PowerUp”), in connection with the issuance of: (i) a promissory note of the Corporation in the aggregate principal amount of $53,625 (including $4,875 of Original Issue Discount) (the “Note”), (ii) the rights to acquire 1,340,625 warrants for common shares of the Corporation to be delivered to PowerUp upon submission to the Company of the exercise price of $.03 per share. These warrants are exercisable for a period of three years after the date of the loan. The balance on this loan at September 30, 2021 was $33,202 after payments.

On July 7, 2021, Absaroka Communications Corporation (“ACC”) , a consultant to the Company and an affiliate of the President of the Company, converted 1,000,000 shares of Series B Convertible Preferred Shares (“Series B Preferred”) into 10,000,000 shares of free-trading common shares. The Series B Preferred is by its terms convertible at the rate of one share of Series B Preferred for 10 shares of Common Stock.

ABCO ENERGY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

On July 19, 2021, the Company entered into an Equity Purchase Agreement with Oasis Capital, LLC, a Puerto Rico limited liability company (“Investor”) pursuant to which Investor agreed to purchase up to $2,500,000 of the Company’s common stock at a price equal to 80% of the lowest traded price of the common stock during the five trading days immediately preceding the applicable purchase (“Put Shares”). In addition, the Company entered into a Registration Rights Agreement with Investor pursuant to which the Company agreed to register all Put Shares acquired under the Equity Purchase Agreement. The Company agreed to file a new registration statement to register for resale the Put Shares. The Registration Statement must be effective with the SEC before Investor is obligated to purchase any Put Shares. On November 15, 2021, the parties mutually agreed to terminate the Equity Purchase Agreement without any liability to the other as a result thereof.

On August 19, 2021, Absaroka Communications Corporation (“ACC”) , a consultant to the Company and an affiliate of the President of the Company, converted 1,200,000 shares of Series B Convertible Preferred Shares (“Series B Preferred”) into 12,000,000 shares of free-trading common shares. The Series B Preferred is by its terms convertible at the rate of one share of Series B Preferred for 10 shares of Common Stock.

On September 25, 2020, the Board of Directors of the Corporation deem it in the best interests of the Corporation to enter into the Securities Purchase Agreement dated September 30, 2021 (the “Agreement”) with Power Up Lending Group, Ltd. (“Power Up”), in connection with the issuance of a convertible note of the Corporation in favor of Power Up Lending, in the aggregate principal amount of $53,750,00 (the “Note”), convertible into shares of common stock, $0.001 par value per share, of the Company (“the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Note. This note no longer has a balance.

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

The following table shows the change in the fair value of the derivative liabilities on all outstanding convertible debt at September 30, 2021 and 2020:

Description	September 30, 2021	June 30, 2020
Purchase price of the convertible debenture - net of discount	$-	$442,300
Valuation reduction during the period	-	(53,119)
Balance of derivative liability net of discount on the notes (See Consolidated Balance sheet liabilities)	$-	$389,181

Derivative calculations and presentations on the Statement of Operations
Loss on note issuance	$-	$-
Change in Derivative (Gain) Loss	-	(290,137)
Derivative Finance fees	(49,623)	-
Gain (loss) on extinguishment of debt	-	-
Derivative expense charged to operations in 2021 and 2020 (See Consolidated Statement of Operations)	$(49,623)	$(290,137)

ABCO ENERGY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Note 13 – Long term debt

Holder	Date issued	Interest rate	Amount due September 30, 2021	Amount due December 31, 2020
Real Estate Note Allen-Neisen Family trust – Et. Al.	12-31-19	5.00%	$283,221	$290,271
US Treasury SBA guaranteed loan	7-21-20	3.75%	149,900	149,900
Ascentium Capital	10-1-18	13.00%	3,869	6,998
Fredrick Donze	9-2-18	6.00%	426	2,374
Charles O’Dowd promissory note	6-15-21	5.00%	67,500	-
Charles O’Dowd – former officer truck loan	8-9-18	6.00%	0	2,560
GMAC Chev truck	10-20-20	5.99%	20,935	23,574
Mechanics Bank – Chev Truck	12-12-20	8.99%	21,221	24,318
Total long-term debt			547,072	499,995
Less Current portion			41,896	27,702
Total long-term debt			$505,176	$472,293

On December 31, 2019 the Company completed negotiations, financial arrangements and closed on the purchase of a 4,800 square foot office and warehouse building located on one/half acre of paved land on one of Tucson’s busiest streets. This property will be more than adequate to house both the Solar business and our HVAC expansion. The land and outbuildings will accommodate all of our equipment. The property acquisition was priced at $325,000 the company paid $25,000 down payment and the seller financed $300,000 mortgage based on a twenty-year amortization and a 5% interest rate with a balloon payment at the end of five (5) years. The monthly payment is $1,980.  Outstanding principal balance as of September 30, 2021 and December 31, 2020 on was $283,221 and $290,271, respectively.

On July 21, 2020, the Company received an SBA loan from Bank of America in the amount of $149,900 that is guaranteed by the US Treasury Department. Installment payments, including principal and interest, of $731.00 monthly, will begin Twelve (12) months from the date of the promissory Note. The balance of principal and interest will be payable Thirty (30) years from the date of the Promissory Note. Interest will accrue at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date(s) of each advance. Each payment will be applied first to interest accrued to the date of receipt of each payment, and the balance, if any, will be applied to principal. For loan amounts of greater than $25,000, Borrower hereby grants to SBA, the secured party hereunder, a continuing security interest in and to any and all “Collateral” as described herein to secure payment and performance of all debts, liabilities and obligations of Borrower to SBA hereunder without limitation, including but not limited to all interest, other fees and expenses (all hereinafter called “Obligations”). The Collateral includes the following property that Borrower now owns or shall acquire or create immediately upon the acquisition or creation thereof: all tangible and intangible personal property, including, but not limited to: (a) inventory, (b) equipment, (c) instruments, including promissory notes (d) chattel paper, including tangible chattel paper and electronic chattel paper, (e) documents, (f) letter of credit rights, (g) accounts, including health-care insurance receivables and credit card receivables, (h) deposit accounts, (i) commercial tort claims, (j) general intangibles, including payment intangibles and software and (k) as-extracted collateral as such terms may from time to time be defined in the Uniform Commercial Code. The security interest Borrower grants includes all accessions, attachments, accessories, parts, supplies and replacements for the Collateral, all products, proceeds and collections thereof and all records and data relating thereto. During the nine months ended September 30, 2021 and the year ended December 31, 2020, the Company recorded $4,198 and $2,812 in interest expense on this loan, respectively.    Unpaid principal balance of the SBA loan at September 30, 2021 and December 31, 2020 was $149,900 and $149,900, respectively.

The Company recorded a gain on extinguishment of debt during the nine months ended September 30, 2021 of $206,047.

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

ABCO ENERGY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The Company purchased an automobile from its then President, Charles O’Dowd, with a promissory note in the amount of $6,575 dated August 9, 2018 and the note bears interest at 6% per annum for the three-year payment plan. Mr. O’Dowd is no longer an officer or employee of the Company. The balance at September 30, 2021 and December 31, 2020 was $ 0 and $2,560, respectively.

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

On July 7, 2021, Absaroka Communications Corporation (“ACC”) , a consultant to the Company and an affiliate of the President of the Company, converted 1,000,000 shares of Series B Convertible Preferred Shares (“Series B Preferred”) into 10,000,000 shares of free-trading common shares. The Series B Preferred is by its terms convertible at the rate of one share of Series B Preferred for 10 shares of Common Stock.

On August 19, 2021, Absaroka Communications Corporation (“ACC”) , a consultant to the Company and an affiliate of the President of the Company, converted 1,200,000 shares of Series B Convertible Preferred Shares (“Series B Preferred”) into 12,000,000 shares of free-trading common shares. The Series B Preferred is by its terms convertible at the rate of one share of Series B Preferred for 10 shares of Common Stock.

Common Stock

During the six months ended September 30, 2021 and the year ended December 31, 2020 the following shares were issued for debt conversions:

	Nine Months Ended September 30, 2021		During the Year Ended December 31, 2020
Capital Company	Shares converted	Dollars converted	Shares converted	Dollars converted
Crown Bridge Partners	-	$-	2,300,000	$46,540
Power Up	1,282,051	25,000	1,633,968	57,450
Oasis Capital	23,746,991	172,846	5,173,328	125,775
Total	25,029,042	$197,846	9,107,296	$229,765

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

ABCO ENERGY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Earnings (loss) per share calculation

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period

The computation of basic and diluted loss per share at September 30, 2021 and December 31, 2020 excludes the common stock equivalents from convertible debt of the following potentially dilutive securities because their inclusion would be anti-dilutive, and the share issue number is not calculable until conversion takes place.

Stock subscriptions executed under an earlier offering included a provision whereby ABCO agrees to pay a dividend (defined as interest) of from 6% to 12% of the total amount invested for a period of one year from receipt of the invested funds. This dividend (defined as interest) is allocated between the broker and the investor with amounts paid to the broker treated as a cost of the offering and netted against additional paid in capital and amounts paid to the investor treated as interest expense. Total amounts paid or accrued under this agreement and charged to additional paid-in capital for the nine months ended September 30, 2021 and the year ended December 31, 2020, amounted to $0 and $0, respectively. The accrued balance due on this obligation to shareholders totals $49,290 at September 30, 2021 and $49,290 at December 31, 2020.

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

Note 15 – Equity Awards

The following table sets forth information on outstanding option and stock awards held by the named executive officers of the Company at September 30, 2021 and December 31, 2020, including the number of shares underlying both exercisable and un-exercisable portions of each stock option as well as the exercise price and the expiration date of each outstanding option. See Note to Notes to Consolidated Financial Statements.

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

ABCO ENERGY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Effective January 9, 2021, the Company issued an aggregate of 5,000,000 restricted common shares for services rendered, of which 500,000 were awarded to Wayne Marx, an officer and Director, 3,500,000 shares to an LLC controlled by David Shorey, President, CEO and CFO, and 1,000,000 shares to an outside consultant.

Note 16 – Subsequent Events

On November 8, 2021, the Company entered into securities Purchase Agreement with Power Up in connection with the issuance of a convertible note of the Company to Power Up in the aggregate principal amount of $38,750.00 [“Note”], convertible into common stock of the Company, upon the terms and subject to the limitations and conditions set forth in the Note.

On November 15, 2021, the Company and Oasis Capital terminated the Equity Purchase Agreement described in Note 11 on page 17 hereof. See said Note for additional information.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

AND SEPTEMBER 30, 2020

Our discussion of operating results for the three months ended September 30, 2021 and 2020 are presented below with major category details of revenues and expenses including the components of operating expenses. Sales consist of photovoltaic products, electrical services and LED lighting products and installation during both periods.

Sales for the three months ended September 30, 2021 and 2020 were $229,829 and $246,102, respectively.  This is an decrease of $16273 or 7% of the 2020 revenues. The Solar sales revenue in 2021 and 2020 reflected seasonal and changing market conditions in the financing of solar installations in the Arizona markets and the effects of the COVID-19 Pandemic. ABCO has begun its focus on commercial sales in 2017 and has been able to grow every period since that decision. The Company has worked diligently to overcome the utility changes by focusing on commercial applications and the increased interest of business and government in the LED lighting contracts.

Cost of sales for the three months ended September 30, 2021 and 2020 was $165,734 and $281,419, respectively, or 72% and 114% of revenues for each period then ended.  Gross margins were 28% of revenue for the three months ended September 30,2021 and (14)% of revenue for the three months ended September 30, 2020.  During 2021 and 2020 we have been offering new products and have found our entry market prices for steel parking structures have added gross margins higher than usual because we use outside contractors for the entire projects.  Our gross profit reflects this decision.  We feel that we have made progress in entering the parking shade markets and that our gross margins will stabilize as growth lowers these margins in the future.

Total selling, general and administrative expenses were $208,180 or 91% of revenues during the three months ended September 30, 2021 and $189,859 or 77% of revenues for the three months ended September 30, 2020, respectively.  Net loss from operations for the three-month period ended September 30, 2021 was $144,085 as compared to a net loss of $225,176 for the same three-month period ended September 30, 2020.  Our operating expenses for the three months ending September 30, 2021 period were  $18,321 lower over the comparative period in 2020. The interest expense during the three months ended September 30, 2021 increased by $8,957 over the period ended September 30, 2020 due mostly to the new convertible loans during this period where accounting treatment requires the recording of prepaid interest during the first phase of the loan and because of higher loans from related parties.  This combination of factors resulted in a loss for the three months ended September 30, 2021 to $160,112 as compared to a loss of $427,957 for the three months ended September 30, 2020.

As noted in previously, the Company could not finish its backlog of work and expand into the markets of LED lights and commercial solar markets without maintaining staff, facilities and sales expenses.  When revenues fall, and expenses are not reduced proportionately, the result is an increase in operating expenses proportionate to revenue.  Operating expenses for the two periods increased to accommodate our expansion of sales programs, but not in the same ratio as the increase in sales. The Company chose to maintain a level of expenses that would not significantly impact the Company’s performance in the future.

RESULTS OF OPERATIONS – OVERVIEW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

AND SEPTEMBER 30, 2020

Our discussion of operating results for the nine months ended September 30, 2021 and 2020 are presented below with major category details of revenues and expenses including the components of operating expenses. Sales consist of photovoltaic products, electrical services and LED lighting products and installation during both periods.

Revenues for the nine months ended September 30, 2021 and 2020 were $998,228 and $768,133, respectively.  This is an increase of $230,095 or 30% of the 2020 sales. The Solar sales revenue in 2021 and 2020 reflected seasonal and changing market conditions in the financing of solar installations in the Arizona markets and the effects of the COVID-19 Pandemic.  The Company has begun its focus on commercial sales in 2017 and has been able to grow every period since that decision. The Companyhas worked diligently to overcome the utility changes by focusing on commercial applications and the increased interest of business and government in the LED lighting contracts.

Cost of sales for the nine months ended September 30, 2021 and 2020 was $619,173 and $715,739, respectively, and 62% and 93% of sales for each period then ended.  Gross margins were 38% of revenue for the nine months ended September 30, 2021 and 7% of revenue for the nine months ended September 30, 2020.  During 2021 and 2020 we have been offering new products and have found our entry market prices for steel parking structures have added gross margins higher than usual because we use outside contractors for the entire projects.  Our gross profit reflects this decision.  We feel that we have made progress in entering the parking shade markets and that our gross margins will stabilize as growth lowers these margins in the future.

Total selling, general and administrative expenses were $697,591 or 70% of revenues during the nine months ended September 30, 2021 and $655,269 or 85% of revenues for the nine months ended September 30, 2020  Net losses from operations for the nine month period ended September 30, 2021 was $318,563 as compared to a net loss of $602,875 for the same nine month period ended September 30, 2020.  Our operating expenses for the nine months ending September 30, 2021 period were lower by $42,322 over the comparative period in 2020. The interest expense during the nine months ended September 30, 2021 increased by $9,526 over the period ended September 30, 2020 due mostly to the new convertible loans during this period where accounting treatment requires the recording of prepaid interest during the first phase of the loan and because of higher loans from related parties.  This combination of factors decreased the loss for the nine months ended September 30, 2021 to $209,295 as compared to $799,162 for the nine months ended September 30, 2020, respectively, a reduction of $589,867.

As noted in previously, the Company could not finish its backlog of work and expand into the markets of LED lights and commercial solar markets without maintaining staff, facilities and sales expenses.  When revenues fall, and expenses are not reduced proportionately, the result is an increase in operating expenses proportionate to revenue.  Operating expenses for the two periods increased to accommodate our expansion of sales programs, but not in the same ratio as the increase in sales. ABCO chose to maintain a level of expenses that would not significantly impact the Company’s performance in the future.

STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

During the nine months ended September 30, 2021 our net cash used by operating activities was $(372,337) and compared to net cash used by operating activities in the nine months ended September 30, 2020 of $(116,093).   Depreciation adjustments of non-cash expenses were $16,841 and $6,591 for each period, respectively.  We accounted for a change in derivative liability of $49,623 for the period ended September 30, 2021.  The Company experienced a decrease in Accounts Payable and accrued liabilities of $81,600 and $6,861 for each period, respectively.  The increase is primarily due to the Company’s ability to apply cash receipts from investors and operations to pay past and current creditors at the end of each period, respectively. Accounts Receivable decreased by $89,781, net of adjustments for contracts in process, during the period ended September 30, 2021 due to increases in contracts compared to September 30, 2020.

Net cash provided by or (used for) investing activities nine months ended September 30, 2021 and 2020 was $2,315 and $(10,129) respectively due to receipt of principal on leases paid or terminated and equipment sales and acquisitions.

Net cash provided by financing activities nine months ended September 30, 2021 and 2020 was $319,286 and $150,246, respectively. Net cash provided by financing activities resulted primarily from the sale of Common Stock, loans from a financial institution and loans from an Officer and Director. Any future conversions will increase the number of shares outstanding and the Stockholders Equity by the amount of the original investment.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements have been for carrying cost of accounts receivable after completion of contracts.  The industry typically requires solar contractors to wait for the utility approval in order to be paid for contracts. This process can exceed 90 days and sometimes requires the Company as the contractor to pay all or most of the cost of projects without assistance from suppliers. Our working capital deficit at September 30, 2021 was $(1,251,205) and it was $(1,509,716) at December 31, 2020.  This decrease of $258,511 was primarily due to gains from conversion of debt from current to long term or discounting the debt on payoff. Also, the decrease is caused by reductions in overall debt from $1,926,206 at December 31, 2020 to $1,548,051 at September 30, 2021. Losses from operations during the nine months ended September 30, 2021 also decreased from $(799,162) to $(209,295) for the same period ended September 30, 2020. Bank financing has not been available to the Company, but we have been able to increase our credit lines with our suppliers because of good credit.  There are no material covenants on our credit lines, normally due in 30 days since they are standard in the industry and the balances vary daily. Most are personally guaranteed by the CEO of the Company.

The total funds borrowed from Directors and officers totaled $285,816 plus accrued interest of $121,638 at September 30, 2021. There are no existing agreements or arrangement with any Director to provide additional funds to the Company.

During the nine months  ended September 30, 2021 and year ended December 31, 2020 there were no transactions, or proposed transactions, which have materially affected or will materially affect the Company in which any director, executive officer, or beneficial holder of more than 5% of the outstanding common, or any of their respective relatives, spouses, associates, or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Not Applicable to Smaller Reporting Companies.

Item 4.     Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, September 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including the Company’s Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms. Based upon that evaluation, the Chairman/CEO and the Chief Financial Officer concluded that our disclosure controls and procedures are not currently effective in timely alerting them to material information relating to the Company required to be included in the Company’s period SEC filings. The Company is attempting to expand such controls and procedures, however, due to a limited number of resources the complete segregation of duties is not currently in place.

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

November 22, 2021

ABCO ENERGY, INC

/s/ David Shorey
David Shorey
Title: President &
Chief Executive Officer (CEO)

/s/ David Shorey
David Shorey
Chief Financial Officer (CFO)
Principal Accounting Officer (PAO)