Form 10-K
period 2021-12-31
ABCO Energy, Inc.
filed 2022-04-19
CIK 1300938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

As of April 18 2022, the aggregate market value of common stock held by non-affiliates was approximately $519,421 using the closing price on that day of $0.0047.

As of April 18, 2022 there were 260,515,166 shares of registrant’s common stock outstanding.

PART I

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements but are not deemed to represent an all- inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

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

A 170 to 1 Reverse Stock Split became effective with the Financial Industry Regulatory Authority (“Finra”) on January 4, 2021, where upon our common stock began to trade on a reverse split adjusted basis. All per share numbers and share prices included herein have been adjusted to reflect this Reverse Stock Split, including the audited financial statements.

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

This Annual Report on Form 10-K includes the accounts of ABCO Energy, Inc., a Nevada C Corporation, (“Company”) and its wholly owned subsidiaries, as follows, collectively referred to as “we”, “us” or the “Company”. Wholly owned subsidiaries include:

●	ABCO Solar, Inc., an Arizona “C” Corporation
●	ABCO Air Conditioning Services, Inc., an Arizona “C” Corporation
●	Alternative Energy Finance Corporation, (AEFC), a Wyoming “LLC” Company
(provides funding for leases of Solar systems)
●	Alternative Energy Finance Corp., an Arizona “C” Corporation

ITEM 1. BUSINESS.

OVERALL STRATEGIC DIRECTION

The Company is in the Photo Voltaic (PV) solar systems industry, the LED and energy efficient lighting business, is a dealer for a solar powered and regular air conditioning system (HVAC) and is an electrical product and services supplier. The Company plans to build out a network of operations, through internal growth and acquisitions, in major cities in the USA to establish a national base of PV suppliers, lighting suppliers, HVAC and electrical service operations centers. This combination of services, solar PV, solar AC Systems, lighting and electric, provides the Company with a solid base in the electrical services business and a solid base in the growth markets of solar PV industry and the LED lighting industry.

OVERVIEW

As of December 31, 2021, we operated in Tucson and Phoenix, Arizona. We believe that the solar and energy efficiency business functions better if the employees are local individuals working and selling in their own community. Our customers have indicated a preference for dealing with local firms and we will continue our focus on company-owned integrated product and services offices. Once a local firm is established, growth tends to come from experience, quality and name recognition. We remain committed to high quality operations.

Our audited statements for the years ended December 31, 2021 and 2020 are presented below with major category details of revenue and expense including the components of operating expenses.

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

ABCO has Arizona statewide approval as a registered electrical services and solar products installer and as an air conditioning and refrigeration installer. Our license is ROC 258378 electrical and ROC 323162 Air Conditioning (HVAC0 and we are fully licensed to offer commercial and residential electrical services, HVAC and solar.

The ABCO subsidiary, Alternative Energy Finance Corporation, (AEFC) a Wyoming Company provides funding for leases of photovoltaic systems. AEFC financed its owned leases from its own cash and now arranges financing with funds provided by other lessors.

ABCO Solar offers solar systems “Operations and Maintenance Services” to residential and commercial customers that have solar systems built by ABCO or other solar installers. Many installers have gone out of business and ABCO’s service enables these customer’s system to continue to operate. ABCO’s service enables customers to maintain their warranties, remove and replace their systems for roof maintenance, clean solar panels and to maintain peak efficiency. ABCO now operates and maintains systems in many cities in Arizona and intends to continue to expand this operation and maintenance segment of its business.

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

CUSTOMER BASE

Referrals are important in any market and time in business makes the customer base grow. No customer represented a significant percentage of the Company’s total revenue in the fiscal years ended December 31, 2021, or 2020. The company believes that the knowledge, relationships, reputation and successful track record of its management will help it to build and maintain its customer base.

EXPERIENCED MANAGEMENT

The Company believes that it has experienced management. ABCO’s president, David Shorey, has 14 years of experience in the sales and installation of solar products and more than 40 years of business experience. Mr. Shorey has the ability and experience to attract and hire experienced and talented individuals to help manage the company.

Mr. Wayne Marx has been a member of the ABCO Board of Directors for ten years. He also has over 40 years of self-employed business experience The Company believes that long term business experience is our most valuable management tool. Effective November 28, 2021, Mr. Marx resigned as an officer and director of the Company. Personal reasons were given for his resignation. Mr. Shorey, the remaining director, and his staff are assembling a list of officer and director candidates.

ABCO has several experienced and long-term employees on staff with a number of years of experience in provision of electrical services including lighting, HVAC and solar installations. The Company believes that the knowledge, relationships, reputation and successful track record of its management will help it to build and maintain its customer base.

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

EMPLOYEES

The Company presently has twelve [12] full-time employees with four [4] in management, and two [2] in sales and the balance are in various labor crew positions. The Company anticipates that it will need to hire additional employees as the business grows. In addition, the Company may expand the size of our Board of Directors in the future. Mr. Shorey devotes full time (40 plus hours) to the affairs of the Company. No employees are represented by a union and there have not been any work stoppages.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an “emerging growth company,” we may take advantage of exemptions from various reporting requirements that are applicable to either public company that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of SOX. As an “emerging growth company” we are required to report fewer years of selected historical financial data than that reported by other public companies. We may take advantage of these exemptions until we are no longer an “emerging growth company.” We could be an “emerging growth company” for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of any June 30 (the end of our second fiscal quarter) in which case we would no longer be an “emerging growth company” as of the following December 31 (our fiscal year end). We cannot predict if investors will find our shares less attractive because we may rely on these exemptions. If some investors find our shares less attractive as a result, there may be less active trading market for our shares and the price of our shares may be more volatile.

ITEM 1A. RISK FACTORS

See below. Otherwise, not required under Regulation S-K for “smaller reporting companies.”

COVID-19 DISCLOSURE

COVID-19 is currently impacting countries, communities, businesses, and markets, as well as global financial condition and results of operations for 2021 and 2020. We believe that it could have a bearing on our ability to follow through with our business plan for the next 12 months, including our ability to obtain necessary financing.

While acknowledging that the impact of COVID-19 and the new Omicron variant is evolving rapidly and involves uncertainties, the SEC encourages companies to provide disclosures that allow investors to evaluate the current and expected impact of COVID-19 and the new Omicron variant through the eyes of management. The SEC also encourages companies to proactively update disclosures as facts and circumstances change. To that end, we have endeavored to address, where applicable, how COVID-19 and the new Omicron variant have impacted our financial conditions in the MD&A. We do not know how COVID-19 and the new Omicron variant will impact future operating results and our long-term financial condition. We have indicated what our overall liquidity position is now, but we cannot predict the long-term outlook. COVID-19 has had a negative effect on fund raising and both may have a negative effect on our ability to service our debt on a timely basis. We do not currently anticipate any material impairment including increases in allowances for bad debt, restructuring charges or other changes which could have a material impact on our financial statements on a timely basis. We do not expect to experience any significant challenges to implementing our business continuity plans nor do we expect COVID-19 to materially affect the demand for our services nor do we see any material change in the relationship between cost and services. The supply chain disruption and the new Omicron variant have not had any significant effect on our operations to date.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company purchased land and buildings for its operations on December 31, 2019 and moved into the property in October 2020. The property consists of 4800 square foot of office and 1200 square foot of warehouse space and approximately one-half acre of land. The entire cost of the property was $325,000 plus closing costs. The property was financed by a $25,000 loan from Green Capital (GCSG) and a mortgage from the seller for the balance. The purchase price was allocated between Building $125,000 and Land $200,000. The previously occupied space was abandoned at the end of its lease and the Company wrote off the cost of abandoned leasehold improvements in 2020. The Company considers these facilities adequate for current operations level and for substantial growth in the future. Additional space is available in the current locations if needed. The Company currently rents small warehouse space in Phoenix, Arizona to support it operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

A VERY LIMITED MARKET FOR OUR SHARES

Our shares are listed on the OTC PINK Market under the symbol ABCE. On December 31, 2021, there were approximately 210 record holders of Company shares, not including all unknown names in the transfer system “CEDE”.

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

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

MARKET INFORMATION HOLDERS

As of April 1, 2022, we had approximately 210 shareholders of record of our common stock. The number of record holders was determined from the records of our transfer agent and from other sources including NOBO listing of beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is VStock Transfer LLC, 18 Lafayette Place, Woodmere, New York, 17598.

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

RESULTS OF OPERATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2021, AND 2020

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes. This discussion and analysis contain certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for fiscal 2021 and 2020, cash requirements, and our expansion plans. Only statements which are not historical facts are forward-looking and speak only as of the date on which they are made. Information included in this discussion and analysis includes commentary on company-owned offices and sales volumes. Management believes such sales information is an important measure of our performance and is useful in assessing consumer acceptance of the ABCO Energy Business Model and the overall health of the Company. All our financial information is reported in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Such financial information should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP.

OVERVIEW

As of December 31, 2021, we operated in Tucson and Phoenix, Arizona. The Company’s plan is to expand to more locations in North America in the next year. We believe that the solar and energy efficiency business functions better if the employees are local individuals working and selling in their own community. Our customers have indicated a preference for dealing with local firms and we will continue our focus on company-owned integrated product and services offices. Once a local firm is established, growth tends to come from experience, quality and name recognition. This will result in larger contracting jobs, statewide expansion and growth in revenue. We remain committed to high quality operations.

Our operating results for the years ended December 31, 2021, and 2020 are presented below with major category details of revenue and expense including the components of operating expenses. Footnotes to the financial statements discloses the related party transactions of Officer, Directors and other related parties.

FISCAL YEAR ENDED DECEMBER 31, 2021, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2020

Sales increased to $1,372,410 in 2021, an increase of $211,304 or 18% over 2020 sales of $1,161,106. The Covid 19 Pandemic, Lack of funds and available staff has reduced our ability to maintain our sales momentum. Our experience has shown us that there is going to be such pressure on our market, and we are changing to prevent the decreases in sales in the future. We have added new products and new sales personnel and intend to find merger and acquisition funding and acquisition or merger candidates during the current year. There is no assurance that ABCO will be able to accomplish these goals in the coming year.

Cost of sales increased by $164,161, or 21% to $948,891 in 2021 from $784,730 in 2020 due primarily to the increase in sales. The Company also changed its focus from residential installs to a commercial focus in order to meet changes in the market. Gross margin as a percentage of total sales was at 31% in 2021 from 32% in 2020, primarily due to higher margins associated with commercial jobs and better management of costs on the larger commercial jobs in 2019. We hope to bid these contracts more favorably in the future to prevent negative cost of sales numbers. We hope that more efficient production and a sales mix shift to the higher profit commercial market emphasis will improve these numbers.

General and administrative expenses increased by $246,78 to $1,093,425 in 2021 from $846,640 in 2020 due primarily to increases in stock based compensation to management which accounted for more than the total increase for the period. We also decreased our administration staff since 2020 in order to control operating expenses and to closely administering public company expenses.

Net loss from operations increased by $199,642 to $(669,906) for the year ended December 31, 2021, as compared to a loss from operations of $(470,264) for the year ended December 31, 2020. This increase is attributable to expenses from stockbased compensation and financing. We had similar margins in 2021 as in 2020 due to the emphasis on commercial projects.

Total Net loss for the twelve months ended December 31, 2021, was $(668,375) and $(524,759) for the year ended December 31, 2020. This decrease is attributable to expenses from stock based compensation, financing and professional fee charges in 2021 that did not occur in 2020.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements have been for carrying cost of accounts receivable and inventory during and after completion of contracts. This process can easily exceed 90 days and requires the contractor to pay all or most of the cost of the project without assistance from suppliers. Our working capital on December 31, 2021, was $(1,390,788) and it was $(1,507,716) on December 31, 2020. This decrease of $129,720 was primarily funded by our officer’s loans and private equity offerings.

ABCO Energy has increased its loan obligations or long-term debt in 2021. Our long-term debt net of current portion totaled $495,525 on December 31, 2021, and $472,293 on December 31, 2020, due mainly to the SBA loans and equipment purchase loans obtained by the Company.

On December 31, 2021 and 2020, the Company owed Officers and Directors $533,244 and $311,340 respectively on demand notes. This is an increase of$221,904 which represents an additional loan from the President of ABCO

Bank financing has not been available to the Company.

STATEMENTS OF CASH FLOWS

During the years ended December 31, 2021, and 2019 our net cash used in operating activities was $(612,849) and $(66,859) respectively. Net cash used by operating activities in the period ended December 31, 2021, and 2020 consisted primarily of net loss from operations adjusted for non-cash expenses, stock based compensation expense and a decrease in accounts payable and accrued expenses.

Net cash provided by (used in) investing activities for the years ended December 31, 2021, and 2020 was $667 and $(47,094) respectively. This is primarily due to the purchase of autos for operations and investment in our building improvements. Net cash provided by financing activities for the years ended December 31, 2021, and 2020 was $563,844 and $55,601 respectively. Net cash provided by financing activities for 2021 and 2020 resulted primarily from the issuance of common stock and the conversion of convertible debt into common stock and officer’s loans.

Since our inception on August 8, 2008, through December 31, 2021, we have incurred net losses of $(7,754,642), including the effects of derivatives on convertible debt totaling $2,136,674 and stock based compensation of $562,699 over the last few years. Our cash and cash equivalent balances were $31,414 and $54,268 as of December 31, 2021, and 2020 respectively. On December 31, 2021, we had total liabilities of $2,249,620 as opposed to $2,398,499 on December 31, 2020, an decrease of $148,879. Most of the increase occurred because of the SBA long term loan, officer’s loans and the auto purchases.

We plan to satisfy our future cash requirements, primarily the working capital required for the marketing of our products and services, by additional financing and more operations income. This will likely be in the form of future debt or equity financing. Based on our current operating plan, we have sufficient working capital to sustain operations for the short term if we do not expand our business. We will not however, be able to reach our goals and projections for multistate expansion without a cash infusion. We expect that our revenue will increase at a steady pace and that this volume of business will result in profitable operations in the future.

OFF BALANCE SHEET TRANSACTIONS

The Company has no off-balance sheet transactions during the years ended December 31, 2021, and 2020.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8. FINANCIAL STATEMENTS.

ABCO ENERGY, INC.

FOR CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ABCO Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ABCO Energy, Inc. (“the Company”) as of December 31, 2020, and 2019, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the two years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and 2019, and the results of its operations and its cash flows for each of the two years ended December 31, 2020, and 2019, respectively, in conformity with accounting principles generally accepted in the United States of America.

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

Slack & Company CPAs LLC

We have served as the Company’s auditor since 2020	Dated: April 15, 2021

ABCO ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021, and 2020

	December 31 2021	December 31 2020
ASSETS
Current Assets
Cash	$31,414	$54,268
Accounts receivable on completed projects	33,772	43,221
Costs and estimated earnings on contracts in progress	298,121	319,001
Total Current Assets	$363,307	$416,490
Fixed Assets
Fixed assets – net of accumulated depreciation	378,891	393,887
Other Assets
Investment in long term leases	3,641	3,995
Security deposits		-
Total Other Assets	3,641	3,995
Total Assets	$745,839	$814,372
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$521,819	$526,981
Short term notes payable	155,979	347,459
Excess billing on contracts in progress	268,435	558,907
Notes payable from officers	533,244	311,340
Convertible debentures – net of discount	233,810	153,817
Current portion of long-term debt	40,808	27,702
Total Current Liabilities	1,754,095	1,926,206

Long term debt, net of current portion	495,525	472,293

Total Liabilities	2,249,620	2,398,499
Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred stock, 100,000,000 shares authorized, $0.001 par value, and 30,000,000 shares issued and outstanding on December 31, 2021, and on December 31, 2020	12,800	30,000
Common stock, 2,000,000,000 shares authorized, $0.001 par value, 255,308,636 and 15,702,037, issued and outstanding on December 31, 2021, and December 31, 2020, respectively	255,309	15,702
Additional paid-in capital	5,982,752	5,456,438
Accumulated deficit	(7,754,642)	(7,086,267)
Total Stockholders’ Deficit	(1,503,781)	(1,584,127)
Total Liabilities and Stockholders’ Deficit	$745,839	$814,372

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021, and 2020

	December 31, 2021	December 31, 2020
Revenues, net	$1,372,410	$1,161,106
Cost of Sales	948,891	784,730
Gross Profit	423,519	376,376

Operating Expenses:
Payroll	217,735	262,006
Stock based compensation	300,700	14,500
Advertising and marketing	53,372	12,803
Consulting expense	69,703	81,028
Corporate expense	62,648	31,511
Insurance	75,768	60,239
Professional fees	35,227	106,624
Rent	10,049	31,580
Other selling and administrative expense	268,223	246,349
Total operating expense	1,093,425	846,640

Net (Loss) from operations	(669,906)	(470,264)

Other expenses:
Interest expense, net	(64,475)	(37,657)
Amortization of original issue discount	(33,543)	-
Change in derivative liability (Gain) Loss	(12,792)	(13,629)
Finance Fees – derivatives	(93,706)	(3,209)
Gain on extinguishment of debt	206,047	-
Total other expenses	1,531	(54,495)

Net (Loss) before provision for income taxes	(668,375)	(524,759)

Provision for income tax	-	-

Net (loss)	$(668,375)	$(524,759)

Net (loss) Per Share (Basic and Fully Diluted)	$(0.01)	$(0.01)

Weighted average number of common shares used in the calculation	135,505,337	8,293,933

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2021, and 2020

	Common Stock
Shares are recast in 2021 and 2020 for 170 for 1 reverse of common stock	Shares	Amount $0.001 Par	Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance on December 31, 2019	885,829	$886	$30,000	$5,036,796	$(6,562,508)	$(1,493,826)
Common shares issued for warrants under private placement offering - net of expenses	9,107,296	9,107		220,658		229,765
Common shares issued for conversion of convertible debenture notes - net of expenses	5,708,912	5,709		198,984		204,693
Net (loss) for the year					(524,759)	(524,759)
Balance - December 31, 2020	15,702,037	$15,702	$30,000	$5,456,438	$(7,086,267)	$(1,584,127)

Common shares issued for warrants under private placement offering - net of expenses	11,864,969	11,865		96,635		108,500
Common shares issued for conversion of convertible debenture notes - net of expenses	48,121,630	48,122		291,399		339,521
Common shares issued for compensation to insiders	172,000,000	172,000	(17,200)	17,200		172,000
Common shares issued for compensation to non-insiders	7,620,000	7,620		121,080		128,700
Net (loss) for the year					(668,375)	(668,375)
Balance - December 31, 2021	255,308,636	$255,309	$12,800	$5,982,752	$(7,754,642)	$(1,503,781)

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021, and 2020

	December 31	December 31
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(668,375)	$(524,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,683	13,486
Change in amortizable debt discount on convertible debt	(33,543)
Shares issued to officers and consultants	300,700
Change in derivative liability		89,561
Derivative liability (Gain) Loss	(12,792)	13,629
Finance fees on derivatives	(93,706)	3,209
Gain (loss) on extinguishment of debt	206,047
Changes in operating assets and liabilities:
Changes in Accounts receivable	(30,329)	(88,121)
Change in accounts receivable on incomplete contracts	(290,472)	482,855
Accounts payable and accrued expenses	(5,162)	(56,719)
Net cash used in operating activities	(612,949)	(66,859)

Cash Flows used in Investing Activities:
Cash paid for land and building	(10,044)
Purchase of equipment	10,357	(52,435)
Proceeds from investments in long term leases	354	141
Increase in lease deposits		5,200
Net cash used in investing activities	667	(47,094)

Cash Flows from Financing Activities:
Proceeds from sale of common stock net of expenses	448,021	495,394
Proceeds from convertible debenture	92,785	(319,154)
Payments of and conversions of convertible debentures	-	(84,602)
Proceeds from merchant loans	-	6,828
Payments on merchant loans	-	(65,470)
Proceeds (Payments) on related party notes payable	221,904	123,834
Increase in loans from material lenders	(18,140)	(208,390)
Change in derivative liability		(97,974)
Proceeds (Payment) on long term debt	36,338	181,136
Payments on short term debt	(191,480)	-
Proceeds from SBA PPE loan payroll	-	123,999
Net cash provided by financing activities	589,428	155,601
Net increase (decrease) in cash	(22,854)	41,648
Cash, beginning of period	54,268	12,620
Cash, end of period	$31,414	$54,268

Supplemental disclosures of cash flow information:
Cash paid for interest	$64,475	$37,657
Income taxes paid or accrued	-	-
Proceeds from mortgage on Equipment, land and buildings	-	48,280
Proceeds from SBA loan 30 years	-	150,000
Proceeds from SBA payroll loan EIDL	(123,999)	123,999

Supplemental Disclosure of Non-cash investing and financing activities:
Shares issued or to be issued for services	$300,700	14,500
Common shares issued for conversion of convertible debenture notes - net of expenses	339,521	204,693

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, AND

DECEMBER 31, 2020

Note 1 – Overview and Description of the Company

ABCO Energy, Inc. was organized on July 29, 2004, and operated until July 1, 2011, as Energy Conservation Technologies, Inc. (ENYC). On July 1, 2011, ENYC entered into a share exchange agreement (SEA) with ABCO Energy, Inc. (“Company”) and acquired all the assets of ABCO. ENYC changed its name to ABCO Energy, Inc. on October 31, 2011. As a result of the SEA, the outstanding shares of ENYC as of June 30, 2011, were restated in a one for twenty-three (1 for 23) reverse stock split prior to the exchange to approximately 9% of the post-exchange outstanding common shares of the Company.

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

DESCRIPTION OF PRODUCTS

ABCO sells and installs Solar Photovoltaic electric systems that allow the customer to produce their own power on their residence or business property. These products are installed by our crews and are purchased from both USA and offshore manufacturers. We have available and utilize many suppliers of US manufactured solar products from such companies as Mia Soleil, Canadian Solar, Westinghouse Solar and various Italian, Korean, German and Chinese suppliers. In addition, we purchase from several local and regional distributors whose products are readily available and selected for markets and price. ABCO offers solar leasing and long-term financing programs from Service Finance Corporation, Green Sky, AEFC and others that are offered to ABCO customers and other marketing and installation organizations.

ABCO also sells and installs energy efficient lighting products, solar powered streetlights and lighting accessories. ABCO contracts directly with manufacturers to purchase its lighting products which are sold to residential and commercial customers.

ABCO has Arizona statewide approval as a registered electrical services and solar products installer and as an air conditioning and refrigeration installer. Our license is ROC 258378 Electrical and ROC 323162 HVAC, and we are fully licensed to offer commercial and residential electrical services, HVAC and Solar Electric.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND

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

Revenue Recognition

The Company generates revenue from sales of solar products, LED lighting, installation services and leasing fees. During the last two fiscal years, the company had product sales as follows:

Sales Product and Services Description	December 31, 2021		December 31, 2020
Solar PV residential and commercial sales	$1,181,805	86%	$938,633	81%
Air conditioning sales and service	65,128	5%	28,800	2
Energy efficient lighting & other income	125,165	9%	193,333	17%
Interest Income	312	-%	340	-%
Total revenue	$1,372,410	100%	$1,161,106	100%

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

FOR THE YEARS ENDED DECEMBER 31, 2021, AND

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

Inventory

The Company records inventory of construction supplies at cost using the first in first out method. After review of the inventory on an annual basis, the Company discounts all obsolete items to fair market value and has established a valuation reserve of 10% of the inventory at total cost to account for obsolescence. As of December 31, 2019, all inventory was written off resulting in balances on December 31, 2021, of $0 and on December 31, 2020, of $0.

Income Taxes

The Company has net operating loss carryforwards as of December 31, 2021, totaling approximately $5,055,269 net of accrued derivative liabilities and stock-based compensation, which are assumed to be non-tax events. A deferred 21% tax benefit of approximately $1,061,606 has been offset by a valuation allowance of the same amount as its realization is not assured. The full realization of the tax benefit associated with the carry-forward depends predominately upon the Company’s ability to generate taxable income during future periods, which is not assured.

The Company files in the US only and is not subject to taxation in any foreign country. There are three open years for which the Internal Revenue Service can examine our tax returns so 2018, 2019 and 2020 are still open years and 2021 will replace 2017 when the tax return is filed.

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

FOR THE YEARS ENDED DECEMBER 31, 2021, AND

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

Per Share Computations

Basic net earnings per share are computed using the weighted-average number of common shares outstanding which was 135,505,337 on December 31, 2021 and 8,293,933 on December 31, 2020. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and the dilutive potential common shares outstanding during the period. All shares were considered anti-dilutive on December 31, 2021, and 2020. Potentially dilutive share issues are: 1) all unissued common shares sold, 2) all convertible debentures have a possibility of a large number of shares being issued and would result in a larger number of shares issued if the price remains low, 3) the preferred stock of the company held by insiders is convertible into common shares and the preferred stock is voted on a 20 to 1 basis, 4) all options issued. All of the above are potential dilutive items.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, AND

DECEMBER 31, 2020

Stock subscriptions executed under an earlier offering included a provision whereby ABCO agrees to pay a dividend (defined as interest) of from 6% to 12% of the total amount invested for a period of one year from receipt of the invested funds. This dividend (defined as interest) is allocated between the broker and the investor with amounts paid to the broker treated as a cost of the offering and netted against additional paid in capital and amounts paid to the investor treated as interest expense. Total amounts paid or accrued under this agreement and charged to additional paid-in capital for the years ended December 31, 2021, and 2020, amounted to $0 and $0, respectively. Total amounts paid under this agreement and charged to interest expense for the years ended December 31, 2021, and 2020, amounted to $0 and $0, respectively. The accrued balance due on this obligation to shareholders totals $49,290 on December 31, 2021, and 2020.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. The Company incurred a net loss of $(668,375), the net cash flow used in operations was $(612,949) and its accumulated net losses from inception through the period ended December 31, 2021, is $(7,754,642), which raises substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s development activities since inception have been financially sustained through capital contributions from shareholders.

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

Note 4 – Accounts Receivable

Accounts receivable as of December 31, 2021, and 2020, consists of the following:

Description	December 31, 2021	December 31, 2020
Accounts receivable on completed contracts	$33,772	$43,221
Costs and estimated earnings on contracts in progress	298,121	319,001
Total	$331,893	$362,222

Costs and Estimated Earnings on projects are recognized on the percentage of completion method for work performed on contracts in progress on December 31, 2020, and December 31, 2019.

The Company records contracts for future payments based on contractual agreements entered into at the inception of construction contracts. Amounts are payable from customers based on milestones established in each contract. Larger contracts are billed and recorded in advance and unearned profits are netted against the billed amounts such that accounts receivable reflect current amounts due from customers on completed projects and amounts earned on projects in process are reflected in the balance sheet as costs and estimated earnings in excess of billings on contracts in progress. Excess billings on contracts in process are recorded as liabilities and were $268,435 on December 31, 2021, and $558,907 on December 31, 2020.

Note 5 – Inventory

Inventory of construction supplies not yet charged to specific projects was $ 0 on December 31, 2021, and $ 0 as of December 31, 2020. The Company values items of inventory at the lower of cost or net realizable value and uses the first in first out method to charge costs to jobs. The Company wrote off all of its inventory during 2018.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, AND

DECEMBER 31, 2020

Note 6 – Investment in long term leases

Long term leases recorded on the consolidated financial statements were $3641 on December 31, 2021, and $3,995 at December 31, 2020, respectively. During the year ended December 31, 2020, one of the leases owned by AEFC was paid in full by the customer.

Note 7 – Fixed Assets

The Company has acquired all its office and field work equipment with cash payments and financial institution loans. The total fixed assets consist of land and building, vehicles, office furniture, tools and various equipment items and the totals are as follows:

	December 31,	December 31,
Asset	2021	2020
Land and Building	$336,444	$326,400
Equipment	163,634	173,991
Accumulated depreciation	(121187)	(106,504)
Fixed Assets, net of accumulated depreciation	$378,891	$393,887

Depreciation expenses for the years ended December 31, 2021, and 2020 was $14,683 and $13,486 respectively.

On December 31, 2019, the Company purchased a building at 2505 N Alvernon consisting of 4,800 SF building and approximately ½ acre of land. The property was financed by a $25,000 loan from Green Capital (GCSG) and a mortgage from the seller for the $300,000 balance. The purchase price was $325,000 plus closing costs of $1,400. During 2021 the Company invested $10,044 in improvements to the attached warehouse on the property.

Note 8 – Notes Payable to Officers

Notes payable as of December 31, 2021, and December 31, 2020, consists of the following:

Description	December 31, 2021	December 31, 2020
Notes payable – Prior Director bearing interest at 12% per annum, unsecured, demand notes.	$60,000	$60,000
Note payable – President bearing interest at 12% per annum, unsecured, demand note.	339,521	251,340
Total	$399,521	$311,340

The first note in the amount of $60,000 provides for interest at 12% per annum and is unsecured. This note resulted in an interest charge of $50,465 accrued and unpaid on December 31, 2021, and $43,263 on December 31, 2020.

The second note has a current balance of $339,521 as of December 31, 2021. The note is a secured demand note and bears interest at 12% per annum. This note resulted in an interest charge of $83,258 accrued and unpaid on December 31, 2021, and $53,117 on December 31, 2020. The Note was converted to a secured note on April 1, 2021, covering all assets of the Company.

The combined total funds due to Officers and related parties totaled $533,244 with principal and interest on December 31, 2021.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, AND

DECEMBER 31, 2020

Note 9 – Short Term Notes Payable

Description	December 31, 2021	December 31, 2020
Bill’d Exchange, LLC, an equipment capital lender, initial financing August 2, 2019, finances equipment for commercial contracted customers in varying amounts	$20,000	$31,462
Merchant loan – Knight Capital Funding, LLC	-	33,694
Merchant loan – Pearl lending	-	51,750
Merchant loan – Green Capital	7,747	11,748
Private money loan from Perfectly Green Corporation	-	33,754
Private money loan from prior officer of ABCO	-	61,052
SBA loan for Payroll - forgiven	-	123,999
SBA loan for payroll	128,232
Total	$155,979	$347,459

Bill’d Exchange, LLC, a customer equipment capital lender, made their initial financing on August 2, 2019. They finance equipment for commercial contracted customers in varying amounts. These loans bear interest at varying rates and are paid weekly for the amount of interest due on the account at each date. Each loan is secured by the accounts receivable from the customer and by personal guarantee of an affiliated officer of ABCO Solar, Inc. On March 2, 2021, the Company made an agreement to pay $20,000 to settle this note in 5 payments of $4,000. This note is classified as short-term debt. The balance at December 31, 2021 was recorded at $20,000 and $31,462 on December 31, 2020.

On January 30, 2019, the Company borrowed $153,092 including principal and interest from Knight Capital Funding, LLC, and [“KCF”] bearing interest at 23% per annum, unsecured. This loan was refinanced on August 10, 2019 and replaced with a new loan of $144,900 from KCF. The balance and accrued interest on December 31, 2019, was $61,747. On February 18, 2020, ABCO defaulted on this loan due to the reduction in business from Covid-19. On March 29, 2021, the Company made a settlement payment on this note for $22,000. The savings on the payoff of this note was classified as “gain on extinguishment of debt” on our income statement.

On December 6, 2019, the Company borrowed $52,174 from Pearl Delta Funding that contained a repayment in the amount of $72,000 in 160 payments of $450. This unsecured note bears interest at the imputed rate of approximately 36% per annum. The unpaid balance of principal and interest on December 31, 2019, was $65,664. On February 18, 2020, ABCO defaulted on this loan due to the reduction in business from Covid-19 when the balance of the note was $51,750. On March 29, 2021, the company made a settlement payment in the amount of $36,998. The savings on the payoff of this note was classified as “gain on extinguishment of debt” on our income statement.

On December 31, 2019, ABCO borrowed $25,000 from Green Capital Funding, LLC. The proceeds from this loan were used to acquire the real estate purchased on the date of the loan. This unsecured loan bears interest at approximately 36% and has a repayment obligation in the amount of $35,250 in 76 payments. The unpaid balance of principal and interest on December 31, 2020, was $11,748 after several months of daily payment and a default on February 18, 2020, due to the reduction in business from Covid-19. As of the date of filing this report, no arrangements for resuming payments had been accomplished however the Company has been paying $1,000 per month for several months. As of December 31, 2021, the Company has reduced the balance to $7,747.

Mr. Charles O’Dowd, former President and Director of ABCO Energy resigned from all positions with the Company on October 7, 2019. Prior to his resignation, Mr. O’Dowd had loaned the Company $61,052 at the time. He currently holds a promissory note that is unsecured that also has unpaid interest accrual at 12-31-21 in the amount of $63,000 including imputed interest. Mr. O’Dowd has settled the amount due under this note for a cash payment of $5,000 and a monthly payment of $1,500 including interest, for 48 months until paid in full. The balance will require 42 payments after December 31, 2021. This loan is now classified as long-term debt.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, AND

DECEMBER 31, 2020

On February 24, 2021, the Company executed a promissory note evidencing and unsecured loan (“Loan”) for $128,232 under the Paycheck Protection Plan (“PPP”). The terms of the Loan are 3.75% interest and delayed payments until notified. This Loan is forgivable, but no assurance can be given that the Company will receive forgiveness. The Loan is from the Bank of America and is guaranteed by the SBA under the PPP program resulting from the COVID-19 pandemic.

The Company borrowed $123,999 from Bank of America and the SBA guaranteed the loan under the EIDL program because of Covid-19 pandemic. This loan was forgiven in March of 2021 and the Company has no further obligation to the SBA or the Bank of America under this note. The forgiveness of this note was classified as “gain on extinguishment of debt” on our income statement.

Note 10 – Convertible debentures -net of discounts

During the year ended December 31, 2021, the Company [partially] funded operations with borrowing on new convertible promissory notes. This table presents the positions on the notes as of December 31, 2021, and 2020.

Holder	Date of Loan	Loan amount	OID and discounts and fees	Interest rate	Balance December 31, 2021	Balance December 31, 2020
Power Up Lending Group, Ltd	3-29-21	$80,000	7,500	12%	$0	$0
Power Up Lending Group, Ltd	5-25-21	53,625	4,875	10%	0	0
Power Up Lending Group Ltd	10-06-21	50,000	$3,750	8%	53,750	0
6th Street Lending LLC	11-10-21	35,000	3,750	12%	38,750	0
6th Street Lending LLC	12-17-21	40,000	3,750	12%	43,750	0
Oasis Capital	07-19-21	118,000	10,000	8%	7,653	153,817
Derivative liability	12-31-21				99,034	0
Total convertible debt		$376,625	$33,625		242,937	153,817
Less Original issue discounts					(9,127)	0
Balances at 12-31-21 and 2020					$233,810	$153,817

On March 29, 2021, the Board of Directors of the Company deem it in the best interests of the Company to enter into the Securities Purchase Agreement dated March 29, 2021 (the “Agreement”) with Power Up Lending Group Ltd. (“PowerUp”), in connection with the issuance of: (i) a promissory note of the Company, in the aggregate principal amount of $80,000.00 (including $7,500.00 of Original Issue Discount) (the “Note”), (ii) Three Hundred Seventy Three Thousand Three Hundred Thirty Three (373,333) restricted common shares of the Company (“Commitment Shares”) to be delivered to PowerUp in book entry with the Company’s transfer agent prior to the Closing Date, (iii) Seventy Hundred Forty Six Thousand Six Hundred Sixty Seven (746,667) restricted common shares of the Company (“Security Shares” and together with the Note and the Commitment Shares, collectively, the “Securities”) to be delivered to PowerUp in book entry with the Company’s transfer agent prior to the Closing Date; and in connection therewith to enter into an irrevocable letter agreement with Vstock Transfer LLC, the Company’s transfer agent, with respect to the reserve of shares of common stock of the Company to be issued upon any conversion of the Note (only upon default); the issuance of such shares of common stock in connection with a conversion of the Note (the “Letter Agreement”). The Conversion terms of this note allow for a 25% discount to market based upon the price on the day before the announced date of conversion. The proceeds of this note were specifically slated for payment of the settlement of the Knight Capital Merchant Loan for $22,000 and the final payment of the Pearl Capital merchant note for $36,998. These discounted payoffs of these notes saved the company $26,446 plus future interest. During 2021 the Company paid $26,880 in payments on this note and PowerUp converted the balance of $62,720 into 3,318,505 shares of stock. The balance of this note on December 31, 2021, is $0.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, AND

DECEMBER 31, 2020

On May 25, 2021, the Board of Directors of the Company deem it in the best interests of the Company to enter into the Securities Purchase Agreement (the “Agreement”) with Power Up Lending Group Ltd. (“PowerUp”), in connection with the issuance of: (i) a promissory note of the Company, in the aggregate principal amount of $53,625 (including $4,875 of Original Issue Discount and $3,750 for legal expenses.) (the “Note”), (ii)1,340,625 restricted common shares of the Company (“Commitment Shares”) to be delivered to PowerUp in book entry with the Company’s transfer agent prior to the Closing Date, to be issued upon any conversion of the Note (only upon default); the issuance of such shares of common stock in connection with a conversion of the Note (the “Letter Agreement. The Conversion terms of this note allow for a 25% discount to market based upon the price on the day before the announced date of conversion”. During 2021 the Company paid $11,798 in payments on this note and PowerUp converted the balance of $58,785 into 11,080,577 shares of stock. The balance of this note on December 31, 2021, is $0.

On September 30, 2021, the Board of Directors of the Company deem it in the best interests of the Company to enter into the Securities Purchase Agreement (the “Agreement”) with Power Up Lending Group Ltd. (“PowerUp”), in connection with the issuance of: (i) a promissory note of the Company, in the aggregate principal amount of $53,750 (including $3,750 for legal expenses.) (the “Note”), (ii) restricted common shares of the Company (“Commitment Shares”) to be delivered to PowerUp in book entry with the Company’s transfer agent prior to the Closing Date, to be issued upon any conversion of the Note (only upon default); the issuance of such shares of common stock in connection with a conversion of the Note (the “Letter Agreement”). The Conversion terms of this note allow for a 42% discount to market based upon the lowest trading price during the 20 day period before the announced date of conversion. The balance of this note on December 31, 2021, is $53,750.

On November 10, 2021, the Board of Directors of the Company deem it in the best interests of the Company to enter into the Securities Purchase Agreement (the “Agreement”) with 6th Street Lending LLC, of Alexandria Virginia, in connection with the issuance of a promissory note of the Company, in the aggregate principal amount of $38,750 (including $3,750 for legal expenses.) (the “Note”), bearing interest at the rate of 12% per annum and convertible into common stock at the rate of 58% of the lowest market price in the 20-trading day period prior to the conversion date. The balance of this note on December 31, 2021, is $38,750.

On December 17, 2021, the Board of Directors of the Company deem it in the best interests of the Company to enter into the Securities Purchase Agreement (the “Agreement”) with 6th Street Lending LLC, of Alexandria Virginia, in connection with the issuance of a promissory note of the Company, in the aggregate principal amount of $43,750 (including $3,750 for legal expenses.) (the “Note”), bearing interest at the rate of 12% per annum and convertible into common stock at the rate of 58% of the lowest market price in the 20-trading day period prior to the conversion date. The balance of this note on December 31, 2021, is $43,750.

The Company issued to Power Up Lending Group, Inc. a $96,300 Convertible Promissory Note dated May 13, 2019, which contains an original issue discount of $10,000 (OID) and expenses of $3,300 [“Note”]. The Note is convertible into Company common stock beginning six months after the date of the Note with a stated discount rate of 19% as set forth in the Note. There is no trigger of derivative liability from conversion features until six months after initial borrowing date. Without the OID, the effective discount would have been 35%. The net proceeds from this Note were used for working capital. $92,000 of this note was converted in 2019 and 2020. The balance of $4,300 was converted during the year ended December 31, 2020.

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

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, AND

DECEMBER 31, 2020

As of September 1, 2018, the Company entered into an Equity Purchase Agreement with Oasis Capital, LLC, a Puerto Rico limited liability company (“Investor”) pursuant to which Investor agreed to purchase up to $5,000,000 of the Company’s common stock at a price equal to 85% of the market price at the time of purchase (“Put Shares”). The Company agreed to file a new registration statement to register for resale the Put Shares. The Registration Statement must be effective with the SEC before Investor is obligated to purchase any Put Shares. In addition, the Company [i] issued to Investor a one year $150,000 note which is convertible at a fixed price of $.01 per share as a commitment fee for its purchase of Put Shares and [ii] delivered to Investor a Registration Rights Agreement pursuant to which the Company agreed to register all Put Shares acquired under the Equity Purchase Agreement. This note was paid with the first conversion of shares in 2021 and the 12-31-20 balance of $3,264. The balance of this note is $0 on December 31, 2021.

As of January 21, 2020 (“Effective Date”), the Company issued to Oasis a $208,000 Promissory Note, net of a prorated original issue discount of $16,000 (“1/21/20 Note”). The Company received $34,000 (“First Tranche”) with four additional Tranches through December 31, 2020, totaling $85,000. There were three Tranches for the period of January 1, 2021, to February 19, 2021, totaling $70,000. Each Tranche matured nine months from the effective date of each such payment. The Company issued Warrants with each Tranche totaling 5,000,000 shares for which Oasis claims additional penalty shares and the Company disagrees. Each Warrant expires five years from the date of issuance and is exercisable at a conversion price of 120% of the closing price on the trading day prior to the funding date of the respective Tranche. The Company also agreed to issue to Oasis 5,000,000 shares of common stock as an incentive/commitment fee in connection with the transactions. The Company valued these shares at $14,500. The 1/21/20 Note is convertible into common stock at a 35% discount to market. The balance of the Note on December 31, 2021, is $35,505.

On July 19, 2021 The Company entered into a “Senior Secured Convertible Promissory Note” agreement with Oasis Capital, LLC in the amount of $118,000 that bears interest at 8% per annum. The first nine months of the interest was guaranteed. The note was secured with a securities purchase agreement that contained a $10,000 Original Issue Discount (OID) and an $8,000 transaction fee. The note was to be paid to ABCO (Borrower) in tranches as requested by the borrower. The first tranche paid was $20,000 and the note then accrued the $8,000 fee and prorated segment of $2,000 of the OID. The second tranche was for $25,000 and the prorated OID was $2,500. The company accrued interest of $1,090 on these two loans. As of December 31, 2021 the Company owed $50,590 on this note. The note also entitled Oasis to a warrant to acquire 7,379,612 shares of common stock.. With the two tranches of borrowing, Oasis has earned 1,718,861 warrants. The balance on this note at December 31, 2021 is $58,590.

On July 19, 2021, the Company entered into an Equity Purchase Agreement (“EPA”) with Oasis Capital, LLC, a Puerto Rico limited liability company (“Investor”) pursuant to which Investor agreed to purchase up to $2,500,000 of the Company’s common stock at a price equal to 80% of the lowest traded price of the common stock during the five trading days immediately preceding the applicable purchase (“Put Shares”). In addition, the Company entered into a Registration Rights Agreement (“RRA”) with Investor pursuant to which the Company agreed to register all Put Shares acquired under the Equity Purchase Agreement. The Company agreed to file a new registration statement on or before August 18, 2021, to register for resale of the Put Shares. The Registration Statement must be effective with the SEC before Investor is obligated to purchase any Put Shares. The parties subsequently agreed that the requirement to file the Registration Statement would terminate the agreement, so the Company elected to terminate both the EPA and RRA.

During 2021 Oasis converted $282,241 of debt consisting of payments of principal, interest and penalties and received 39,931,068 shares of common stock. In addition, Oasis received 5,545,039 shares of common stock upon exercise of warrants during 2021. On January 3, 2022, Oasis received an additional 5,206,350 common stock shares upon exercise of warrants.

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

FOR THE YEARS ENDED DECEMBER 31, 2021, AND

DECEMBER 31, 2020

Effective March 3, 2021, the Company issued an aggregate of 5,000,000 restricted common shares for services rendered, of which 500,000 were awarded to Wayne Marx, an officer and Director, 3,5000,000 shares to an LLC controlled by David Shorey, President, CEO and CFO, and 1,000,000 shares to an outside consultant.

Derivative Instruments

The Financial Accounting Standard ASC 815 Accounting for Derivative Instruments and Hedging Activities require that instruments with embedded derivative features be valued at their market values. The Black Scholes model was used to value the derivative liability for the fiscal year ending December 31, 2021, and December 31, 2020. The initial valuation of the derivative liability on the non-converted common shares totaled $0 on December 31, 2021. This value includes the fair value of the shares that may be issued according to the contracts of the holders and valued according to our common share price at the time of acquisition.

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

The following table shows the change in the fair value of the derivative liabilities on all outstanding convertible debt on December 31, 2021, and on December 31, 2020:

Description	December 31, 2021	December 31, 2020
Purchase price of the convertible debenture - net of discount	$0	$0
Valuation reduction during the period
Balance of derivative liability net of discount on the notes (See Consolidated Balance sheet liabilities)	$0	$0

Derivative calculations and presentations on the Statement of Operations
Loss on note issuance	$-	$-
Change in Derivative (Gain) Loss	(12,792)	(13,629)
Derivative Finance fees	(93,706)	(3,209)
Gain (loss) on extinguishment of debt derivatives only	-	0
Derivative expense charged to operations in 2020 and 2019 (See Consolidated Statement of Operations)	$(106,498)	$(16,838)

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, AND

DECEMBER 31, 2020

Note 12 – Long term debt

Holder	Date issued	Interest rate	Amount due December 31, 2021	Amount due December 31, 2020
Real Estate Note Allen-Neisen Family trust – Et. Al.	12-31-19	5.00%	$280,811	$290,271
US Treasury SBA guaranteed loan	07-21-20	3.75%	149,900	149,900
Ascentium Capital	10-01-18	13.00%	2,757	6,998
Fredrick Donze	09-02-18	6.00%	341	2,374
Charles O’Dowd	05-20-21	imputed	63,000	0
Charles O’Dowd (officer)	08-09-18	6.00%	0	2,560
GMAC Chev truck	09-26-20	5.99%	19,724	23,574
Mechanics bank – Chev Truck	11-15-20	8.99%	20,140	24,318
Total long-term debt			536,333	499,995
Less Current portion			40,808	27,702
Total long-term debt			$495,525	$472,293

On December 31, 2019, ABCO completed negotiations, financial arrangements and closed on the purchase of a 4,800 square foot office and warehouse building located on one/half acre of paved land on one of Tucson’s busiest streets. This property will be more than adequate to house both the Solar business and our HVAC expansion. The land and outbuildings will accommodate all of our equipment. The property acquisition was priced at $325,000 the company paid $25,000 down payment and the seller financed $300,000 mortgage based on a twenty-year amortization and a 5% interest rate with a balloon payment at the end of five (5) years. The monthly payment is $1,980.

On July 21, 2020, the Company received an SBA loan from Bank of America in the amount of $149,900 that is guaranteed by the US Treasury Department. Installment payments, including principal and interest, of $731.00 monthly, will begin Twelve (12) months from the date of the promissory Note. The balance of principal and interest will be payable Thirty (30) years from the date of the promissory Note. Interest will accrue at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date(s) of each advance. Each payment will be applied first to interest accrued to the date of receipt of each payment, and the balance, if any, will be applied to principal. For loan amounts of greater than $25,000, Borrower hereby grants to SBA, the secured party hereunder, a continuing security interest in and to any and all “Collateral” as described herein to secure payment and performance of all debts, liabilities and obligations of Borrower to SBA hereunder without limitation, including but not limited to all interest, other fees and expenses (all hereinafter called “Obligations”). The Collateral includes the following property that Borrower now owns or shall acquire or create immediately upon the acquisition or creation thereof: all tangible and intangible personal property, including, but not limited to: (a) inventory, (b) equipment, (c) instruments, including promissory notes (d) chattel paper, including tangible chattel paper and electronic chattel paper, (e) documents, (f) letter of credit rights, (g) accounts, including health-care insurance receivables and credit card receivables, (h) deposit accounts, (i) commercial tort claims, (j) general intangibles, including payment intangibles and software and (k) as-extracted collateral as such terms may from time to time be defined in the Uniform Commercial Code. The security interest Borrower grants includes all accessions, attachments, accessories, parts, supplies and replacements for the Collateral, all products, proceeds and collections thereof and all records and data relating thereto. During the year ended December 31, 2021, the Company recorded $2,812 in unpaid interest on this loan.

ABCO acquired the assets of Dr. Fred Air Conditioning services on September 2, 2018, for the total price of $22,000. The allocation of the purchase price was to truck and equipment at $15,000 and the balance was allocated to inventory and the license for period of five or more years. The truck and equipment were financed by Ascentium Capital. The payments on the Ascentium capital note are $435 and the payments on the Donze note are $212 each per month. The balance on the Ascentium note on December 31, 2021 and 2020 was $2,757 and $6,998 respectively.

The Company purchased an automobile from its then President, Charles O’Dowd, with a promissory note in the amount of $6,575 dated August 9, 2018, and the note bears interest at 6% per annum for the three-year payment plan. Mr. O’Dowd is no longer an officer or employee of the Company. The balance on December 31, 2021and 2020 was $0 and $2,560 respectively.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, AND

DECEMBER 31, 2020

The Company and its prior President Mr. Charles O’Dowd negotiated the short-term loan the Company received from Mr. O’Dowd on several occasions that totaled $61,052 in principal when Mr. O’Dowd left the Company. On May 20, 2021, the Company issued Mr. O’Dowd a Promissory Note for the balance of his note. The terms of the settlement were that the Company paid $5,000 in cash and agreed to pay $1,500 per month for 48 months for a total settlement of $77,000 including all interest owed at that time. The note did not include a stated interest rate, so no interest is calculated on this note after settlement. The balance on this note was $63,000 on December 31, 2021.

During September 2020 and December 2020, the Company purchased two new Chevrolet trucks for operations. The trucks were financed by GMAC and Mechanics bank for the full purchase price and Mr. Shorey, the President, guaranteed the debt. The balance on the two notes was $19,724 and $20,140 on December 31, 2021 and $23,574 and $24,318 on December 31, 2020.

On April 1, 2021, the promissory note payable to the President in the amount of $311,896, was converted into a secured note covering all assets of the Company. The Note bears interest at the rate 12% per annum and is due on demand. Financing statements are expected to be filed in Pima County, AZ and in Las Vegas County, NV covering the assets which are securing this Note. The note has unpaid interest due in the amount of $83,258. See Exhibit 99.2 for a form of the Note. This note had a balance of $339,521 and $251,340on December 31, 2021 and 2020 respectively.

Note 13 – Stockholder’s Deficit

Common Stock

Debenture and warrant holders converted debt of $448,021 into 59,875,189 shares which were issued upon conversion of the notes referred to in Note 10 above for the year ended December 31, 2021, and additional warrants aggregating 5,545,039 shares were issued.

During the year ended December 31, 2021, the following shares were converted from debt.

Capital Company	Shares converted	Dollars converted
Power Up	14,399,082	$133,505
Oasis Capital	45,476,107	314,516
Total	59,875,189	$448,021

During the year ended December 31, 2021, the following warrants were exercised and shares were issued.

Capital Company	Warrants Exercised	Exercise price	Dollars converted
Power Up	6,319,930	$.00101	$63,724
Oasis Capital	5,545,039	.00807	44,776
Total (weighted average price is $.00915)	11,864,969	.00915	$108,500

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, AND

DECEMBER 31, 2020

Preferred Stock

On September 15, 2017, and on September 15, 2018, the Board of Directors authorized on each such date the issuance of 15,000,000 preferred shares for an aggregate of 30,000,000 shares of Class B Convertible Preferred Stock [“Series B”] to both Directors of the Company and to two Consultants, of which, David Shorey, President of the Company, is the beneficial owner thereof, a total of 30,000,000 shares of Series B. The Company assigned a value of $15,000 for the shares for 2017 and 2018. Of the Series B, 12,000,000 shares were issued to the President and 2,000,000 to Wayne Marx, the Directors. Each Consultant received 8,000,000 shares. See the Company’s Schedule 14C filed with the Commission on September 28, 2018. Upon their resignations the shares of Mr. O’Dowd and Mr. Marx were cancelled and reissued to two Consultants. These shares have no market pricing and management assigned an aggregate value of $30,000 to the stock issued based on the par value of $0.001. The 30,000,000 shares of Preferred Stock, each has 200 votes for each Preferred share held by of record. The holders of the Preferred are also entitled to an additional 8,823,930 common shares upon conversion of the Preferred Stock. As a result of owning of these shares of Common and Preferred Stock, the Control Shareholders will have voting control the Company.

At various times the Board of Directors decided to issue shares to insiders in order to provide for financing the operations of the Company. The following preferred shares were converted to common shares and issued to the control group as follows:

Issued to:	Date	Shares	Valuation
Absaroka Communication Corporation – President Shorey controlled corporation	7-7-21	10,000,000	$10,000
Absaroka Communication Corporation – President Shorey controlled corporation	8-19-21	12,000,000	12,000
Absaroka Communication Corporation – President Shorey controlled corporation	11-19-21	120,000,000	120,000
Dommer, LLC - Consultant	11-19-21	30,000,000	30,000
Total shares and valuation		172,000,000	$172,000

Note 14 – Equity Awards

The following table sets forth information on outstanding option and stock awards held by the named executive officers of the Company on December 31, 2021, and December 31, 2020, including the number of shares underlying both exercisable and un-exercisable portions of each stock option as well as the exercise price and the expiration date of each outstanding option. See Note to Notes to Consolidated Financial Statements.

Outstanding Equity Awards After Fiscal Year-End (1)
Name	Number of securities underlying unexercised options exercisable (1)		Number of securities underlying unexercised options un-exercisable (2)	Option Exercise Price ($)	Option Grant Date	Option Expiration Date
Mikael Mildebrandt	3,704	(3)(4)	8	$.001	11/01/2019	11/01/2023
Adrian Balinski	3,704	(3)(4)	8	$.001	11/01/2019	11/01/2023

(1)	7,408 shares were issued for Equity Awards during the year ended December 31, 2020.
(2)	All options vest 20% per year beginning on the first anniversary of their grant date.
(3)	Messrs. Mildebrandt and Balinski were each awarded 3,704 shares of restricted common stock as of October 31, 2020, for being officers and directors of the Company.
(4)	Messer’s. Mildebrandt and Balinski have resigned as officers and directors.

An aggregate of 7,408 stock awards is outstanding under the Equity Incentive Plan (“EIP”) as of December 31, 2021. An aggregate of 5,000,000 stock awards were issued in 2021, of which, 3,500,000 were held by Consultants controlled by Mr. Shorey, 500,000 were held by Mr. Marx and 1,000,000 which are held by an unrelated consultant.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, AND

DECEMBER 31, 2020

Note 15 – Subsequent events

On February 22, 2022, the Board of Directors of the Company deemed it in the best interests of the Company to enter into the Securities Purchase Agreement (the “Agreement”) with 6th Street Lending LLC, of Alexandria Virginia, in connection with the issuance of a promissory note of the Company, in the aggregate principal amount of $38,750 (including $3,750 for legal expenses.) (the “Note”), bearing interest at the rate of 12% per annum and convertible into common stock at the rate of 58% of the lowest market price in the 20-trading day period prior to the conversion date.

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

Based on our evaluation under the Internal Control-Integrated Framework, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective as of December 31, 2019. Management believes that this conclusion results in a large part from [i] maintaining some segregation of duties within the Company due to its reliance on individuals to fill multiple roles and responsibilities and [ii] the Company having limited personnel to prepare its financial statements. During the year ended December 31, 2021, the Company continued its reliance on the Internal Control – Integrated Framework in the same manner as in prior periods due to the same limitations of personnel.

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

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the name and age of officers and director as of December 31, 2021. Our Executive officers are elected annually by our board of directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified. Mr. Marx was a member of the Board and was an Officer prior to the acquisition of Energy Conservation Technologies, Inc. and afterward he was reappointed to the Board on the effective day July 1, 2011. Mr. Marx resigned in November 2021.

David Shorey, President, CEO, Chief Financial Officer, Secretary and Director, is a “Promoter” within the meaning of Rule 405 of Regulation C in that he was instrumental in founding and organizing ABCO Energy, Inc.

Officer’s Name	Directors Name	Age	Officer’s Position	Appointment date
David Shorey	David Shorey	80	President, CEO, CFO and Director	July 1, 2011

Wayne Marx	Wayne Marx	74	Vice President, Secretary and Director	July 1, 2011

The Board of Directors consists of one individual, David Shorey, President, CEO, CFO, Secretary and Director. Mr. Shorey also serves as Director and Officer of the predecessor companies and all of the Subsidiary Companies. Biographies of the Executive Officers and Members of the Board of Directors are set forth below:

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

Wayne Marx, VP, Secretary and Director (Resigned)

Mr. Marx was the founder and owner of “Precision Outdoor Power”, power equipment retail and service provider in Tucson and Williams, Arizona. Wayne has more than 40 years of business experience, mostly in retail and government services a self-employed individual and has been a provider of equipment to residential commercial and government users throughout his business career. He has limited experience in the solar industry. Mr. Marx presently brings a representation to our company for fire and emergency service organizations that he presently serves and has worked with for many years. Mr. Marx is Fire Chief for the Sherwood Forest Estates Fire District and Regional Fire Resource Coordinator for Coconino County Fire Department. Mr. Marx joined the Fire District as Fire chief in 2003 and is still employed at this position full time. Mr. Marx does not draw a salary or work as an employee for ABCO Energy at this time and serves as a Vice President without any compensation. He resigned in November 2021.

The Directors will hold office until the next annual meeting of the security holders following their election and until their successors have been elected and qualified. The Board of Directors appoints Officers. Officers hold office until the next annual meeting of our Board of Directors following their appointment and until successors have been appointed and qualified.

Family Relationships

There are no family relationships between any of our directors, executive officers or directors because it is represented by only one individual.

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

ITEM 11. EXECUTIVE COMPENSATION

REMUNERATION OF DIRECTORS AND OFFICERS

Summary Compensation Table

The following table sets forth certain summary information concerning the cash and non-cash compensation awarded to, earned by, or paid to David Shorey as current President and CEO and for Wayne Marx our Vice President and Secretary for the fiscal years ended December 31, 2021 and 2020. Mr. Shorey and Mr. Marx are referred to as the “named executive officers” in this Report.

Name and Principal Position (1)	Year	Compensation Salary ($)	Bonus ($)	Share Awards ($)		All Other Compensation ($)	Total Compensation ($)
David Shorey	2021	$60,000	0	145,500,000	(1)	145,500	$205,500
President
Wayne Marx	2021	-0-	0	500,000	(2)	500	-0-
VP, Director							-0-

(1)

Mr. Shorey receives a contractual compensation of $60,000 per year. $37,000 was accrued and unpaid in 2020 and $60,000 was accrued and unpaid in 2021. In addition, Mr. Shorey received 3,500,000 shares as a bonus on March 3, 2021, and received 152,000,000 shares from conversion of preferred shares and recorded compensation totaling $152,000.

(2)	Mr. Marx received 500,000 of post-split common shares as a bonus on March 3, 2021.

There is no family relationship between any of the current officers or directors of the Company.

The Company is a Nevada corporation with principal offices located at 2505 N Alvernon Way, Tucson, AZ 85712. On December 31, 2019, the Company purchased an office and warehouse building and land at 2505 North Alvernon, Tucson Arizona. On October 1, 2020, the Company moved all Tucson operations to this location.

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

There were no stock awards outstanding under the Equity Incentive Plan as of December 31, 2021.

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

Name and Address of Owner (1)	Title of Securities	Amount and nature of common stock		Percent of class (3)	Amount and nature of preferred stock (2) (4)	Percentage of class (5)
David Shorey	Common	141,504,707	(6)	55%	12,800,000	100%

All Officers, Directors and 5% Shareholders - As a Group	Common	(141,504,707)		55%	12,800,000	100%

(1)	The address is c/o ABCO Energy, Inc., 2505 N. Alvernon Way, Tucson, AZ 85712
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

(3)	Based upon 255,308,636 shares outstanding on December 31, 2021.
(4)	These shares are convertible into 128,000,000 shares of common stock at an exercise price of $.001 per share.
(5)	Based upon 12,800,000 shares of Preferred Stock, outstanding as December 31, 2021.
(6)	These shares are held of record by a corporate entity owned by David Shorey.

The aggregate of 0 stock awards were outstanding under the Equity Incentive Plan as of December 31, 2021.

On September 15, 2017, and on August 30, 2018, the Board of Directors authorized the issuance of an aggregate of 30,000,000 shares of Class B Convertible Preferred Stock [“Series B”] to Mr. O’Dowd and to Wayne Marx of the Company and to two Consultants owned by David Shorey, President, CEO, CFO and Director. Of the Series B, 12,000,000 shares were issued to Charles O’Dowd and 2,000,000 to Wayne Marx, the Directors. Each Consultant received 8,000,000 shares. See the Company’s Schedule 14C filed with the Commission on September 28, 2018. Upon his resignation Mr. O’Dowd’s preferred shares were cancelled and issued to the two consultants. These preferred shares have no market pricing and management assigned the value of $15,000 to the stock issue based on the par value of the preferred stock of $0.001. Mr. Marx’s preferred stock was re-issued to a consultant upon his resignation in November 2021. The 30,000,000 shares of Preferred Stock had 200 votes for each share of record. The holders of the Preferred are also entitled to be issued additional 300,000,000 common shares upon conversion of the Preferred Stock. The Series B have anti-dilution provisions. Accordingly, as a result of owning these shares of Common and Preferred Stock, the Control Shareholders will have voting control the Company. During 2021, David Shorey converted 17,200,000 shares of preferred stock into 172,000,000 shares of common stock and distributed 32,000,000 shares to a consultant of the company.

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

Officers and director’s loans are demand notes with accrued interest totaling $ 533,244 as of December 31, 2021, and $311,340 as of December 31, 2020. The total consists of two notes from Officer/Directors in 2021 and 2020.

The following table indicates the balances due on demand notes and the accrued interest on these notes. Related party notes payable as of December 31, 2021, and December 31, 2020, consists of the following:

Description	December 31, 2021	December 31, 2020
Notes payable – Director bearing interest at 12% per annum, unsecured, demand notes.	$60,000	$60,000

Note payable – President bearing interest at 12% per annum, unsecured, demand note.	339,521	251,340
Total	$399,521	$311,340

The first note in the amount of $60,000 provides for interest at 12% per annum and is unsecured. This note resulted in an interest charge of $50,465 accrued and unpaid on December 31, 2021, and $43,263 on December 31, 2020.

The second note has a current balance of $339,521 as of December 31, 2021. The note is an unsecured demand note and bears interest at 12% per annum. This note resulted in an interest charge of $83,258 accrued and unpaid on December 31, 2021, and $53,117 on December 31, 2020.

The combined total funds due to Officers and related parties totaled $533,244 with principal and interest on December 31, 2021.

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

Charles O’Dowd, former Director of the Company, David Shorey, President, CEO, CFO and Director and Wayne Marx, a former Vice President and Director of the Company are each “Promoters” as defined in Rule 405 of Regulation C. In 2009 Mr. O’Dowd now has 5,413 shares of Company stock in exchange for services rendered which were valued at $4,000 and Mr. Marx purchased his 100,000 shares for $50,000 cash in 2010 and now owns a total of 1,000,589 common shares.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees contracted by our auditors, for professional services rendered for the audit of our annual consolidated financial statements during the years ended December 31, 2021, and 2020, and for the reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years.

During 2020 and 2021, the Company paid Slack & Company CPA, LLC $10,000 for the audit for the fiscal year ended December 31, 2020 and has paid Hudgens CPA a total of $5,000 as of the date of this report.

Audit-Related Fees

Our independent registered public accounting firms did not bill us during the years ended December 31, 2021, and 2020 for non- audit related services.

Tax Fees

Our independent registered public accounting firms did not bill us during fiscal years ended December 31, 2021, and 2020 for tax related services.

All Other Fees

Our independent registered public accounting firms did not bill us during the years ended December 31, 2021, and 2020 for other services.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibit

3(i)	Articles of Incorporation, as amended (1)
3(ii)	By-Laws (1)
5	Legal Opinion of John F. Wolcott, Esq. (11)
10(a)	Share Exchange Agreement dated July 15, 2011 (1)
10(b)	12% $40,000 Convertible Note dated March 16, 2016 (4)
10(c)	8% $25,000 Convertible Note dated March 23, 2016 (4)
10(d)	10% $55,000 Convertible Note dated April 1, 2016 (5)
10(e)	5% $42,000 Convertible Note dated April 5, 2016 (5)
10(f)	10% $40,000 Convertible Note dated May 3, 2016 (5)
10(g)	8% $30,000 Convertible Note dated May 6, 2016 (5)
10(h)	Consulting Agreement between ABCO Energy, Inc. and Benchmark Advisory Partners effective September 20, 2016 (6)
10(i)	Agreement effective October 19, 2016 between the Company and Joshua Tyrell (7)
10(j)	Amendment No. 1 to Consulting Agreement effective November 11, 2016 between the Company and Joshua Tyrell (8)
10(k)	Securities Purchase Agreement dated as of November 7, 2016 between the Company and Blackbridge Capital Growth Fund (9)
10(l)	Equity Purchase Agreement dated August 6, 2018 between the Company and Oasis Capital (10)
10(m)	Registration Rights Agreement dated August 6, 2018 between the Company and Oasis Capital (10)
10(n)	7% $150,000 Convertible Note dated August 6, 2018 (10)
21	Subsidiaries of Registrant (1)
23.1	Consent of Slack and Company CPAs, LLC (11)
31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)
31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)
32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
99.1	Equity Purchase Agreement dated 12/1/21 among the Company, Absaroka Communications Corporation (“ACC”) AND Domer LLC (12)
99.2	Registration Rights Agreement dated 12/1/21 among Company, ACC and Domer LLC (12)
101 INS	Inline XBRL Instance Document
101 SCH	Inline XBRL Taxonomy Extension Schema Document
101 CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE	Inline XBRL Taxonomy Labels Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Previously filed with the Company’s Form 10, SEC File No. 000-55235 filed on July 1, 2014, and incorporated herein by this reference as an exhibit to this Form S-1.
(2)	Attached.
(3)	Previously filed with Pre-Effective Amendment No. 1 to Form S-1 Registration Statement File No. 333-231047, filed with the Commission on May 3, 2019.
(4)	Previously filed with the Company’s Form 10-K, File No. 000-55235, filed with the Commission on April 11, 2016 and incorporated herein by this reference.
(5)	Previously filed with the Company’s Form 10-Q, File No. 000-55235, filed with the Commission on May 20, 2016 and incorporate herein by this reference.
(6)	Previously filed with and incorporated herein by this reference the Company’s Form 8-K, filed with the Commission on October 24, 2016.
(7)	Previously filed with and incorporated herein by this reference the Company’s Form 8-K filed with the Commission on October 24, 2016.
(8)	Previously filed with and incorporated herein by this reference the Company’s Form 8-K, filed with the Commission on November 29, 2016.
(9)	Previously filed with and incorporated herein by this reference the Company’s Form 8-K, filed with the Commission on November 29, 2016.
(10)	Previously filed with and incorporated herein by this reference to the Company’s Form 8-K filed with the Commission on September 7, 2018.
(11)	Previously filed with Pre-Effective Amendment No. 1 to Form 1 Registration Statement filed with the Commission on January 19, 2022
(12)	Previously filed with Pre-Effective Amendment No. 2 to Form Registration Statement filed with the Commission on January 28, 2022.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABCO ENERGY, INC.

Date: April 19, 2022	By: /s/ DAVID SHOREY
David Shorey
Chief Executive Officer

Date: April 19, 2022	By: /s/ DAVID SHOREY
David Shorey
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Position	Name

April 19, 2022	Chief Executive Officer, President, Secretary and Director	/s/ DAVID SHOREY
David Shorey