Form 10-K/A
period 2021-12-31
ABCO Energy, Inc.
filed 2022-05-12
CIK 1300938

As filed with the SEC on May 12, 2022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

As of May 9, 2022, the aggregate market value of common stock held by non-affiliates was approximately $428,437.650 using the closing price on that day of $0.0036.

As of May 9, 2022 there were 260,515,166 shares of registrant’s common stock outstanding.

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

A 170 to 1 Reverse Stock Split became effective with the Financial Industry Regulatory Authority (“Finra”) on January 4, 2021, where upon our common stock began to trade on a reverse split adjusted basis. All per share numbers and share prices included herein have been adjusted to reflect this Reverse Stock Split, including the unaudited financial statements.

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

Our unaudited statements for the years ended December 31, 2021 and 2020 are presented below with major category details of revenue and expense including the components of operating expenses.

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

REPORT NOT SIGNED – SEE BELOW

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

Slack & Company CPAs LLC

REPORT NOT SIGNED BY PRIOR AUDITORS NOR UPDATED TO COVER 2021.  NEW AUDIT REPORT TO BE PROVIDED FOR THE 2002 AND 2021 FINANCIAL STATEMENTS.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees contracted by our independent registered public accounting firm, for professional services rendered for the audit of our annual consolidated financial statements for the years ended December 31, 2021, and 2020, and for the reviews of the prior consolidated financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years were as follows:

During 2020 and 2021, the Company paid Slack & Company CPA, LLC $10,000 for the prior audit for the fiscal year ended December 31, 2020 and has paid Hudgens CPA a total of $5,000 as of the date of this Form 10-K Report.  No fees have been paid for the updated audit reports to be provided for 2020 and 2021.

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

ABCO ENERGY, INC.

Date: May 12, 2022	By: /s/ DAVID SHOREY
David Shorey
Chief Executive Officer

Date: May 12, 2022	By: /s/ DAVID SHOREY
David Shorey
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Position	Name

May 12, 2022	Chief Executive Officer, President, Secretary and Director	/s/ DAVID SHOREY
David Shorey