Form 10-K/A
period 2021-12-31
ABCO Energy, Inc.
filed 2022-05-13
CIK 1300938

As filed with the SEC on May 13, 2022

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 is to remove the unsigned Audit Report and to label each page of the Financial Statement for the fiscal year ended December 31, 2020 and for the fiscal year ended December 31, 2021, as UNAUDITED.

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

ITEM 8. FINANCIAL STATEMENTS.

ABCO ENERGY, INC.

FOR CONSOLIDATED FINANCIAL STATEMENTS

ABCO ENERGY, INC.

UNAUDITED

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

ABCO ENERGY, INC.

UNAUDITED

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021, and 2020

	UNAUDITED December 31, 2021	UNAUDITED December 31, 2020
Revenues, net	$1,372,410	$1,161,106
Cost of Sales	948,891	784,730
Gross Profit	423,519	376,376

Operating Expenses:
Payroll	217,735	262,006
Stock based compensation	300,700	14,500
Advertising and marketing	53,372	12,803
Consulting expense	69,703	81,028
Corporate expense	62,648	31,511
Insurance	75,768	60,239
Professional fees	35,227	106,624
Rent	10,049	31,580
Other selling and administrative expense	268,223	246,349
Total operating expense	1,093,425	846,640

Net (Loss) from operations	(669,906)	(470,264)

Other expenses:
Interest expense, net	(64,475)	(37,657)
Amortization of original issue discount	(33,543)	-
Change in derivative liability (Gain) Loss	(12,792)	(13,629)
Finance Fees – derivatives	(93,706)	(3,209)
Gain on extinguishment of debt	206,047	-
Total other expenses	1,531	(54,495)

Net (Loss) before provision for income taxes	(668,375)	(524,759)

Provision for income tax	-	-

Net (loss)	$(668,375)	$(524,759)

Net (loss) Per Share (Basic and Fully Diluted)	$(0.01)	$(0.01)

Weighted average number of common shares used in the calculation	135,505,337	8,293,933

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.

UNAUDITED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2021, and 2020

	Common Stock
Shares are recast in 2021 and 2020 for 170 for 1 reverse of common stock	Shares	Amount $0.001 Par	Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance on December 31, 2019	885,829	$886	$30,000	$5,036,796	$(6,562,508)	$(1,493,826)
Common shares issued for warrants under private placement offering - net of expenses	9,107,296	9,107		220,658		229,765
Common shares issued for conversion of convertible debenture notes - net of expenses	5,708,912	5,709		198,984		204,693
Net (loss) for the year					(524,759)	(524,759)
Balance - December 31, 2020 UNAUDITED	15,702,037	$15,702	$30,000	$5,456,438	$(7,086,267)	$(1,584,127)

Common shares issued for warrants under private placement offering - net of expenses	11,864,969	11,865		96,635		108,500
Common shares issued for conversion of convertible debenture notes - net of expenses	48,121,630	48,122		291,399		339,521
Common shares issued for compensation to insiders	172,000,000	172,000	(17,200)	17,200		172,000
Common shares issued for compensation to non-insiders	7,620,000	7,620		121,080		128,700
Net (loss) for the year					(668,375)	(668,375)
Balance - December 31, 2021 UNAUDITED	255,308,636	$255,309	$12,800	$5,982,752	$(7,754,642)	$(1,503,781)

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.

UNAUDITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021, and 2020

	UNAUDITED December 31	UNAUDITED December 31
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(668,375)	$(524,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,683	13,486
Change in amortizable debt discount on convertible debt	(33,543)
Shares issued to officers and consultants	300,700
Change in derivative liability		89,561
Derivative liability (Gain) Loss	(12,792)	13,629
Finance fees on derivatives	(93,706)	3,209
Gain (loss) on extinguishment of debt	206,047
Changes in operating assets and liabilities:
Changes in Accounts receivable	(30,329)	(88,121)
Change in accounts receivable on incomplete contracts	(290,472)	482,855
Accounts payable and accrued expenses	(5,162)	(56,719)
Net cash used in operating activities	(612,949)	(66,859)

Cash Flows used in Investing Activities:
Cash paid for land and building	(10,044)
Purchase of equipment	10,357	(52,435)
Proceeds from investments in long term leases	354	141
Increase in lease deposits		5,200
Net cash used in investing activities	667	(47,094)

Cash Flows from Financing Activities:
Proceeds from sale of common stock net of expenses	448,021	495,394
Proceeds from convertible debenture	92,785	(319,154)
Payments of and conversions of convertible debentures	-	(84,602)
Proceeds from merchant loans	-	6,828
Payments on merchant loans	-	(65,470)
Proceeds (Payments) on related party notes payable	221,904	123,834
Increase in loans from material lenders	(18,140)	(208,390)
Change in derivative liability		(97,974)
Proceeds (Payment) on long term debt	36,338	181,136
Payments on short term debt	(191,480)	-
Proceeds from SBA PPE loan payroll	-	123,999
Net cash provided by financing activities	589,428	155,601
Net increase (decrease) in cash	(22,854)	41,648
Cash, beginning of period	54,268	12,620
Cash, end of period	$31,414	$54,268

Supplemental disclosures of cash flow information:
Cash paid for interest	$64,475	$37,657
Income taxes paid or accrued	-	-
Proceeds from mortgage on Equipment, land and buildings	-	48,280
Proceeds from SBA loan 30 years	-	150,000
Proceeds from SBA payroll loan EIDL	(123,999)	123,999

Supplemental Disclosure of Non-cash investing and financing activities:
Shares issued or to be issued for services	$300,700	14,500
Common shares issued for conversion of convertible debenture notes - net of expenses	339,521	204,693

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.

UNAUDITED

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

UNAUDITED

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

UNAUDITED

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

UNAUDITED

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

UNAUDITED

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

UNAUDITED

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

UNAUDITED

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

UNAUDITED

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

UNAUDITED

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

UNAUDITED

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

UNAUDITED

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

UNAUDITED

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

UNAUDITED

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

UNAUDITED

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

UNAUDITED

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

ABCO ENERGY, INC.

Date: May 13, 2022	By: /s/ DAVID SHOREY
David Shorey
Chief Executive Officer

Date: May 13, 2022	By: /s/ DAVID SHOREY
David Shorey
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Position	Name

May 13, 2022	Chief Executive Officer, President, Secretary and Director	/s/ DAVID SHOREY
David Shorey