Form 10-Q
period 2022-06-30
ABCO Energy, Inc.
filed 2022-08-22
CIK 1300938

As Filed with the Securities and Exchange Commission on August 22, 2022

File No: 000-55235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING JUNE 30, 2022

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

As of August 22, 2022, we had 260,515,166 shares of common stock issued and outstanding.

EXPLANATORY NOTE

The Purpose of this Explanatory Note is to explain that we labeled each page of the Financial Statements, where appropriate, for [i] the six [6] months ended June 30, 2022 and 2021 as NOT REVIEWED by the Company's auditors, and [ii] for the fiscal year ended December 31, 2021 were labeled as UNAUDITED. The Form 10-Q below has not been reviewed by the Company’s auditors. Management or its representatives are in the process of completing the audit of the Company’s financial statements at December 31, 2021 with its new auditors. Once, the audit at December 31, 2021 is finished and the Form 10-K at December 31, 2021 is filed, the new auditors will do Reviews of the Form 10-Q at March 31, 2021 and of  this Form 10-Q at June 30, 2022 , which is being filed on August 22, 2022 without a Review.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

ABCO ENERGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 Not Reviewed

AND FOR THE YEAR ENDED DECEMBER 31, 2021 Unaudited

Consolidated Balance Sheets: As of June 30, 2022 (Unaudited), Not Reviewed and as of December 31, 2021 (Unaudited)	5

Consolidated Statements of Operations: For the Six Months Ended June 30, 2022 and June 30, 2021 (Unaudited) Not Reviewed	6

Consolidated Statement of Shareholders Equity for the Three and Six Months Ended June 30, 2022 (Unaudited) and for the Six Months Ended June 30, 2021 (Unaudited) Not Reviewed	7

Consolidated Statements of Cash Flows: For the Six Months Ended June 30, 2022 and June 30, 2021 (Unaudited) Not Reviewed	8

Notes to the Consolidated Financial Statements (Unaudited) Not Reviewed	9

ABCO ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2022 Unaudited and Not Reviewed	December 31, 2021 Unaudited
Current Assets
Cash	$21,245	$31,414
Accounts receivable on completed projects	25,765	33,772
Costs and estimated earnings on contracts in progress	921,799	298,121
Total Current Assets	968,809	363,307
Fixed Assets
Fixed assets – net of accumulated depreciation	383,029	378,891
Other Assets
Investment in long-term leases	3,518	3,641
Total Other Assets	3,518	3,641
Total Assets	$1,355,356	$745,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$553,003	$461,819
Short term notes payable	134,076	266,444
Excess billing on contracts in progress	785,930	268,435
Notes payable to related parties	474,849	233,810
Convertible debentures and derivative liability net of Discount	597,913	482,779
Current portion of long-term debt	38,578	40,808
Total Current Liabilities	2,584,349	1,754,095

Long term debt, net of current portion	475,299	495,525
Total Liabilities	3,059,648	2,249,620

Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred stock, 100,000,000 shares authorized, $0.001 par value, and 30,000,000 shares issued and outstanding at June 30, 2022 and 30,000,000 at December 31, 2021	12,800	12,800
Common stock 5,000,000,000 shares authorized, $0.001 value, and 260,515,166 issued and outstanding at June 30, 2022 and 255,308,636 outstanding at December 31, 2021, respectively.	260,515	255,309
Additional paid-in capital	5,985,199	5,982,752
Accumulated deficit	(7,962,806)	(7,754,642)
Total Stockholders’ Deficit	(1,704,292)	(1,503,781)
Total Liabilities and Stockholders’ Deficit	$1,355,356	$745,839

See accompanying notes to the unaudited consolidated financial statements.

ABCO ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED) and Not Reviewed

	For the Three Months Ended		For the Six Months Ended
	JUNE 30, 2022	JUNE 30, 2021	JUNE 30, 2022	JUNE 30, 2021

Revenues	$689,319	$432,673	$982,552	$768,399

Cost of Sales	501,289	159,297	696,632	453,439

Gross Profit	188,030	273,376	285,920	314,960

Operating Expenses:
Payroll	31,533	48,346	42,166	109,130
Consulting expense	15,000	32,000	30,000	24,120
Corporate expense	13,747	1,190	28,818	16,264
Insurance	20,791	6,974	42,165	34,600
Other selling and administrative expenses	115,041	98,416	236,020	168,976
Total operating expense	196,112	186,926	379,169	353,090

Net income (Loss) from operations	(8,082)	86,450	(93,249)	(38,130)

Other expenses
Interest on notes payable	(16,725)	(18,112)	(36,924)	(31,156)
Stock based compensation	-	(76,321)		(136,321)
Change in Derivative Gain (Loss)	(66,811)	-	(202,690)	-
Amortization of Original Issue discount	(2,191)	-	(7,252)	(49,623)
Loss on disposition of vehicles	(4,028)	-	(4,028)	-
Gain (Loss) on extinguishment of debt	135,979	52,501	135,979	206,047
Total other expenses	46,224	(41,932)	(114,915)	(11,053)

Net income (Loss) before provision for income taxes	38,142	44,518	(208,164)	(49,183)

Provision for income tax	-	-	-	-

Net income (loss)	$38,142	$44,518	$(208,164)	$(49,183)

Net income (loss) Per Share (Basic and Fully Diluted)	$.01	$(.01)	$(.01)	$(.01)

Weighted average number of common shares used in the calculation	257,911,901	31,599,145	257,911,901	28,304,371

See accompanying notes to the unaudited consolidated financial statements.

ABCO ENERGY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)

AND FOR THE SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2022 Not Reviewed

	Common Stock
	Shares	Amount $0.001 Par	Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at January 1, 2022	255,308,636	$255,309	$12,,800	$5,982,752	$(7,754,642)	$(1,503,781)
Common Shares issued for warrants net of expenses	5,206,530	5,206		36,811		42,017
Net loss for the six months ended June 30, 2022					(208,164)	(208,164)
Loss on warrants for payment of debt				(34,363)		(34,363)
Rounding						(1)
Balance at June 30, 2022	260,515,166	260,515	12,800	5,985,200	(7,962,806)	(1,704,292)

SIX MONTHS ENDED JUNE 30, 2021 Not Reviewed

	Common Stock
	Shares	Amount $0.001 Par	Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2020	15,702,037	$15,702	$30,000	$5,456,438	$(7,086,267)	$(1,584,127)
Common shares issued for conversion of convertible debenture notes - net of expenses	1,747,753	1,748	-	33,906	-	35,654
Common Shares issued for warrants net of expenses	6,319,930	6,320	-	53,404	-	59,724
Restricted shares issued for insider compensation	5,000,000	5,000	-	55,000	-	60,000
Rounding from transfer agent for reverse split	111,410	111	-	(111)	-	-
Net loss for the three months ended March 31, 2021	-	-	-	-	(93,701)	(93,701)
Balance at March 31, 2021	28,881,130	$28,881	$30,000	$5,598,637	$(7,179,968)	$(1,522,450)

Shares issued for note payments	5,360,536	5,360	-	67,330	-	72,690
Shares issued for warrants	5,545,039	5,545	-	39,231	-	44,776
Shares issued for reserve and commitment fees on debt issue	1,120,000	1,120	-	66,080	-	67,200
Net loss for the six months ended June 30, 2021	-	-	-	-	(49,183)	(49,183)
Balance at June 30, 2021	40,906,705	$40,906	$30,000	$5,771,278	$(7,135,450)	$(1,293,266)

See accompanying notes to the unaudited consolidated financial statements.

ABCO ENERGY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED) and Not Reviewed

	June 30, 2022 Unaudited and Not Reviewed	June 30, 2021 Unaudited Not Reviewed
Cash Flows from Operating Activities:
Net income (loss)	$(208,164)	$(49,183)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	12,140	11,673
Amortization of original issue discounts	7,252
Share based compensation to officers and consultants for services		136,321
Gain on extinguishment of debt	(135,979)	(206,047)
Finance fees on derivatives		49,623
Increase in derivative liability	202,690	-
Changes in operating assets and liabilities
Changes in Accounts receivable	(615,671)	113,792
Changes in Amortizable OID	-	(26,773)
Billings in excess of costs on incomplete projects	517,495	(313,538)
Accounts payable and accrued expenses	91,184	41,782
Net cash used in operating activities	(129,053)	(242,350)

Cash flows from investing activities
Purchase of equipment	(20,306)	-
Sales of equipment	(4,028)	1,400
Proceeds from investments in long term leases	123	208
Net cash provided by (used for) investing activities	(24,211)	1,608

Cash Flows from Financing Activities:
Proceeds from sale of common stock – net of expenses	7,653	340,044
Proceeds from convertible notes and conversions	38,750	11,718
Proceeds from financial institution loans	-	20,103
Payments on short term debt	(132,368)	(191,480)
(Payments) Proceeds from long term debt	(22,456)	56,415
Proceeds of related party notes payable	115,134	(8,146)
Change in derivative liability	136,382
Net cash provided by financing activities	143,095	228,654

Net increase (decrease) in cash	(10,169)	(12,088)
Cash, beginning of period	31,414	54,268
Cash, end of period	$21,245	$42,180

Supplemental disclosures of cash flow information:

Cash paid for interest	$36,924	$31,156
Shares issued for insider compensation	-	136,321

See accompanying notes to the unaudited consolidated financial statements.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND

THE YEAR ENDED DECEMBER 31, 2021

UNAUDITED and Not Reviewed

Note 1 – Overview and Description of the Company

The Company is in the Photo Voltaic (PV) solar systems industry, the LED and energy efficient commercial lighting business and is an electrical product and services supplier. In 2018 ABCO entered the HVAC business with the acquisition of a small company’s assets and qualifying license. The Company plans to establish a base of PV, HVAC, lighting and electrical service operations centers. This combination of services, solar and electric, provides the Company with a solid base in the standard electrical services business and a solid base in the growth markets of solar systems industry.

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

As a result of the Reverse Stock Split the number of authorized shares of common stock was reduced to 50,000,000 from 500,000,000 shares. The Company held a Special Meeting of Stockholders in May 2017 which authorized an amendment to the Articles of Incorporation to increase the authorized common share capital to 2,000,000,000 common shares and 100,000,000 preferred shares. Thereafter, on September 27, 2017, by written consent the holders of a majority of the outstanding shares voted to authorize an additional amendment to increase the authorized common shares to 2,000,000,000 shares. After the reverse split on January 4, 2021, the holders of the majority of the outstanding shares once again increased the authorized common shares to 2,000,000,000 shares. On April 14, 2022, by written consent the holders of a majority of the outstanding shares voted to authorize an additional amendment to increase the authorized common shares to 5,000,000,000 shares

DESCRIPTION OF PRODUCTS

ABCO sells, installs and services Solar Photovoltaic electric systems that allow the customer to produce their own power on their residence or business property. These products are installed by our staff and are purchased from both USA and offshore manufacturers. We have available and utilize many suppliers of US manufactured solar products from such companies as Mia Soleil, Canadian Solar, Westinghouse Solar and various Italian, Korean, German and Chinese suppliers. In addition, we purchase from several local and regional distributors whose products are readily available and selected for markets and price. ABCO offers solar leasing and long term financing programs from Service Finance Corporation, Mosaic, Green Sky, AEFC and others that are offered to ABCO customers and other marketing and installation organizations.

ABCO also sells and installs energy efficient lighting products, solar powered streetlights and lighting accessories. ABCO contracts directly with manufacturers and distributors to purchase its lighting products which are sold to residential and commercial customers.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND

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

Revenue Recognition

The Company generates revenue from sales of solar products, LED lighting, installation services and leasing fees. During the last two fiscal years, the company had product sales as follows:

Sales Product and Services Description	JUNE 30, 2022		JUNE 30, 2021
Solar PV residential and commercial sales	$645,751	66%	$635,381	82%
Air conditioning sales and service	225,811	23%	6,540	1%
Energy efficient lighting & other income	110,848	11%	126,374	17%
Interest Income	142	-	104	-%
Total revenue	$982,552	100%	$768,399	100%

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

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND

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

Inventory

The Company records inventory of construction supplies at cost using the first in first out method. After review of the inventory on an annual basis, the Company discounts all obsolete items to fair market value and has established a valuation reserve of 10% of the inventory at total cost to account for obsolescence. As of December 31, 2019 all inventory was written off resulting in balances at June 30, 2022 of $0 and at December 31, 2021 of $0.

Income Taxes

The Company has net operating loss carryforwards as of June 30, 2022 totaling approximately $5,060,743 net of accrued derivative liabilities and stock-based compensation, which are assumed to be non-tax events. A deferred 21% tax benefit of approximately $1,062,756 has been offset by a valuation allowance of the same amount as its realization is not assured. The full realization of the tax benefit associated with the carry-forward depends predominately upon the Company’s ability to generate taxable income during future periods, which is not assured.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND

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

Per Share Computations

Basic net earnings per share are computed using the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and the dilutive potential common shares outstanding during the period. All shares were considered anti-dilutive at June 30, 2022 and December 31, 2021. Potentially dilutive share issues are: 1) all unissued common shares sold, 2) all convertible debentures have a possibility of a large number of shares being issued and would result in a larger number of shares issued if the price remains low, 3) the preferred stock of the company held by insiders is convertible into common shares and the preferred stock is voted on a 20 to 1 basis, 4) all options issued. All of the above are potential dilutive items.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND

THE YEAR ENDED DECEMBER 31, 2021

UNAUDITED Not Reviewed

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in marketing and operations. The Company incurred a net loss of $(208,164) for the period ended June 30, 2022, and $49,183 for the six months ended June 30, 2021. The net cash flow used in operations was $129,053 for the period ended June 30, 2022 and its accumulated net losses from inception through the period ended June 30, 2022, is $(7,962,806), which raises substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s development activities since inception have been financially sustained through capital contributions from shareholders.

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

Note 4 – Accounts Receivable

Accounts receivable as of June 30, 2022 and December 31, 2021 consists of the following:

Description	June 30, 2022	December 31, 2021
Accounts receivable on completed contracts	$25,765	$33,772
Costs and estimated earnings on contracts in progress	921,799	298,121
Total	$947,564	$331,893

Costs and Estimated Earnings on projects are recognized on the percentage of completion method for work performed on contracts in progress at June 30, 2022 and December 31, 2021. Because of growth in the last quarter of operations, the Company experienced a large number of commercial projects that were unfinished at the end of the quarter and therefor created a large backlog of excess billings over completed segments of contracts.  All or most of these contracts will be completed before the end of the year and therefore will be reported as sales.

The Company records contracts for future payments based on contractual agreements entered into at the inception of construction contracts. Amounts are payable from customers based on milestones established in each contract. Larger contracts are billed and recorded in advance and unearned profits are netted against the billed amounts such that accounts receivable reflect current amounts due from customers on completed projects and amounts earned on projects in process are reflected in the balance sheet as costs and estimated earnings in excess of billings on contracts in progress. Excess billings on contracts in process are recorded as liabilities and were $785,930 at June 30, 2022 and $268,435 at December 31, 2021.

Note 5 – Inventory

Inventory of construction supplies not yet charged to specific projects was $0 at June 30, 2022, and $0 as of December 31, 2021. The Company values items of inventory at the lower of cost or net realizable value and uses the first in first out method to charge costs to jobs. The Company wrote off all of its inventory during 2019.

Note 6 – Security deposits and Long Term Commitments

During October 2020, the Company moved into its own building that was purchased in December 2019 and abandoned the Wilmot Avenue rental space. It now occupies 4,800 square foot of office and warehouse space and one-half acre of land. There are no security deposits.

Note 7 – Investment in long term leases

Long term leases recorded on the consolidated financial statements were $3,518 at June 30, 2022 and $3,641 at December 31, 2021, respectively. One of the leases owned by AEFC was paid in full by the customer during the year ended December 31, 2020.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND

THE YEAR ENDED DECEMBER 31, 2021

UNAUDITED Not Reviewed

Note 8 – Fixed Assets

The Company has acquired all its office and field work equipment with cash payments and financial institution loans. The total fixed assets consist of land and building, vehicles, office furniture, tools and various equipment items and the totals are as follows:

Asset	June 30, 2022	December 31, 2021
Land and Building	$356,750	$336,444
Equipment	147,982	163,634
Accumulated depreciation	-121,703	-121,187
Fixed Assets, net of accumulated depreciation	$383,029	$378,891

Depreciation expense for the six months ended June 30, 2022 and the year ended December 31, 2021 was $12,140 and $14,683, respectively.

On December 31, 2019, the Company purchased a building at 2505 N Alvernon consisting of 4,800 SF building and approximately ½ acre of land. The property was financed by a $25,000 loan from Green Capital (GCSG) and a mortgage from the seller for the $300,000 balance. The purchase price was $325,000 plus closing costs of $1,400. During 2022 the company installed solar power and improved the structure of the carport at a cost of $20,306.

Note 9 – Notes Payable to Related Parties

Notes payable as of June 30, 2022 and December 31, 2021 consists of the following:

Description	June 30, 2022	December 31, 2021
Note payable – President bearing interest at 12% per annum, unsecured, demand note.	491,355	399,521
Accrued interest due on the officer’s note	106,559	83,258
Total	$597,913	$482,779

The officer’s note is a secured demand  note  and bears interest at 12% per annum. The Note was converted to a secured note on April 1, 2021 covering all assets of the Company. These loans have accumulated over the last few years and include unpaid salary.

Note 10 – Short Term Notes Payable

Description	June 30, 2022	December 31, 2021
Bill’ d Exchange, LLC, an equipment capital lender, initial financing August 2, 2019, finances equipment for commercial contracted customers in varying amounts	$20,000	$20,000
Institutional lender - cash advance	-	7,747
SBA loan	-	128,232
Former Director Demand Note	60,000	60,000
Interest Due to Former Director	54,076	50,465
Total	$134,076	$266,444

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND

THE YEAR ENDED DECEMBER 31, 2021

UNAUDITED Not Reviewed

Bill’ d Exchange, LLC, a customer equipment capital lender, made their initial financing on August 2, 2019. They finance equipment for commercial contracted customers in varying amounts. These loans bear interest at varying rates and are paid weekly for the amount of interest due on the account at each date. Each loan is secured by the accounts receivable from the customer and by personal guarantee of an affiliated officer of ABCO Solar, Inc. On March 2, 2021, the Company entered an agreement to pay $20,000 to settle this Note in 5 payments of $4,000 each. Unpaid principal balance on this note at June 30, 2022 and December 31, 2021 was $20,000 and $20,000, respectively.

On December 31, 2019 ABCO borrowed $25,000 from Green Capital Funding, LLC. The proceeds from this loan were used to acquire the real estate purchased on the date of the loan. This unsecured loan bears interest at approximately 36% and has a repayment obligation in the amount of $35,250 in 76 payments. The unpaid balance of principal and interest at December 31, 2020 was $11,748 after several months of daily payment and a default on February 18, 2020 due to the reduction in business from Covid-19. As of the date of filing this report, no arrangements for resuming payments had been accomplished. Outstanding principal balance as of June 30, 2022, and December 31, 2021 on the note was $0 and $7,747, respectively. This note was written off and canceled during 2022.

On May 3, 2020, Company entered into a promissory note evidencing an unsecured loan in the amount of $123,999.00 made to the Company under the Paycheck Protection Program (the “Loan”). The Paycheck Protection Program (or “PPP”) was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and is administered by the U.S. Small Business Administration. The Loan to the Company is being made through Bank of America, N.A., a national banking association (the “Lender”). The interest rate on the Loan will not exceed 1.00%. The promissory note evidencing the Loan contains customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the SBA or Lender, or breaching the terms of the Loan documents. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. No assurance is provided that the Company will obtain forgiveness of the Loan in whole or in part. If the SBA does not confirm forgiveness of the Loan or only partly confirms forgiveness of the Loan, including principal and interest (“Loan Balance”); then, in either such case, the Lender will establish the terms of repayment of the Loan Balance via a separate letter to the Company, containing the amount of each monthly payment, the interest rate, etc. On March 9, 2021, the SBA and Bank of America notified the Company that the entire balance of this note has been forgiven by the Government. The Company recorded a gain on extinguishment of debt during the three months ended March 31, 2021 for approximately $123,999. Outstanding principal balance as of June 30, 2022 and December 31, 2021 on the note was $-0- and $-0,- respectively.

On February 24, 2021, the Company executed a promissory note evidencing an unsecured loan (“Loan”) for $128,232 under the Paycheck Protection Plan (“PPP”). The terms of the Loan require 1.00% interest. This loan contains the same clauses as the previous EDIL loan described in the foregoing paragraph. Outstanding principal balance as of June 30, 2022 and December 31, 2021 on the note was $-0- and $128,232, respectively. On May 14, 2022, the SBA and the Bank of America notified the Company that the entire balance of the note and accrued interest has been forgiven by the Government.

The promissory note in the amount of $60,000 represents a loan in 2010 from a former Director who served the Company for nearly 12 years. The note provides for interest at 12% per annum and is unsecured. This note resulted in an interest charge of $54,076 accrued and unpaid on June 30, 2022 and $50,465 at December 31, 2021.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND

THE YEAR ENDED DECEMBER 31, 2021

UNAUDITED Not Reviewed

Note 11 – Convertible debentures - net of discounts and fees.

During the year ended December 31, 2021, the Company [partially] funded operations with borrowing on new convertible promissory notes. This table presents the positions on the notes as of June 30, 2022, and December 31, 2021.

Holder	Date of Loan	Loan amount	OID and discounts and fees	Interest rate	Balance June 30, 2022	Balance December 31, 2021
Power Up Lending Group Ltd	10-06-21	50,000	$3,750	8%	53,750	53,750
6th Street Lending LLC	11-10-21	35,000	3,750	12%	38,750	38,750
6th Street Lending LLC	12-17-21	40,000	3,750	12%	43,750	43,750
6th Street Lending, LLC	2-22-22	35,000	3,750	12%	38,750	0
Oasis Capital	07-19-21	118,000	10,000	8%	0	7,653
Derivative liability	12-31-21				301,724	99,034
Total convertible debt		$278,000	$25,000		476,724	242,937
Less Original issue discounts					(1,875)	(9,127)
Balances at 6-30-22 and 12-31-21					$474,849	$233,810

The Financial Accounting Standard ASC 815 Accounting for Derivative Instruments and Hedging Activities require that instruments with embedded derivative features be valued at their market values. The Black Scholes model was used to value the derivative liability for the six months ended June 30, 2022 and the fiscal year ending December 31, 2021. This value includes the fair value of the shares that may be issued according to the contracts of the holders and valued according to our common share price at the time of acquisition.

As of September 1, 2018, the Company entered into an Equity Purchase Agreement with Oasis Capital, LLC, a Puerto Rico limited liability company (“Investor”) pursuant to which Investor agreed to purchase up to $5,000,000 of the Company’s common stock at a price equal to 85% of the market price at the time of purchase (“Put Shares”). The Company agreed to file a new registration statement to register for resale the Put Shares. The Registration Statement must be effective with the SEC before Investor is obligated to purchase any Put Shares. In addition, the Company [i] issued to Investor a one year $150,000 note which is convertible at a fixed price of $.01 per share as a commitment fee for its purchase of Put Shares and [ii] delivered to Investor a Registration Rights Agreement pursuant to which the Company agreed to register all Put Shares acquired under the Equity Purchase Agreement. During 2020, Investor converted $59,692 of principal of the Note and received 930,165,889 shares of common stock. During the twelve months ended December 31, 2020, the negotiated note balance was $3,264. The unpaid principal balance on the Note was $0 and $7,653 at June 30, 2022 and December 31, 2021, respectively.

As of January 21, 2020 (“Effective Date”), the Company issued to Oasis a $208,000 Promissory Note, net of a prorated original issue discount of $16,000 (“1/21/20 Note”). The Company received $34,000 (“First Tranche”) with four additional Tranches through December 31, 2020 totaling $85,000. There were three Tranches for the period of January 1, 2021 to February 19, 2021, totaling $70,000. Each Tranche matures nine months from the effective date of each such payment. The Company issued Warrants with each Tranche totaling [2,100,000] shares. Each Warrant expires five years from the date of issuance and is exercisable at a conversion price of 120% of the closing price on the trading day prior to the funding date of the respective Tranche. The Company also agreed to issue to Oasis 5,000,000 shares of common stock as an incentive/commitment fee in connection with the transactions. The Company valued these shares at $14,500 and issued these shares in 2020. The 1/21/20 Note is convertible into common stock at a 35% discount to market. The balance of the Note at June 30, 2022 was $0 including all penalties and interest.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND

THE YEAR ENDED DECEMBER 31, 2021

UNAUDITED Not Reviewed

On March 29, 2021, the Board of Directors of the Corporation deem it in the best interests of the Corporation to enter into the Securities Purchase Agreement dated March 29, 2021 (the “Agreement”) with Power Up Lending Group Ltd. (“PowerUp”), in connection with the issuance of: (i) a promissory note of the Corporation, in the aggregate principal amount of $80,000 (including $7,500 of Original Issue Discount) (the “Note”), (ii) Three Hundred Seventy Three Thousand Three Hundred Thirty Three (373,333) restricted common shares of the Corporation (“Commitment Shares”) to be delivered to PowerUp in book entry with the Corporation’s transfer agent prior to the Closing Date, (iii) Seventy Hundred Forty Six Thousand Six Hundred Sixty Seven (746,667) restricted common shares of the Corporation (“Security Shares” and together with the Note and the Commitment Shares, collectively, the “Securities”) to be delivered to PowerUp in book entry with the Corporation’s transfer agent prior to the Closing Date; and in connection therewith to enter into an irrevocable letter agreement with Vstock Transfer LLC, the Corporation’s transfer agent, with respect to the reserve of shares of common stock of the Corporation to be issued upon any conversion of the Note (only upon default); the issuance of such shares of common stock in connection with a conversion of the Note (the “Letter Agreement”). The proceeds of this note were specifically slated for payment of the settlement of the Knight Capital Merchant Loan for $22,000 and the final payment of the Pearl Capital merchant note for $36,998. These discounted payoffs of these notes saved the Company $26,446 plus future interest. Outstanding principal balance as of June 30, 2022 and December 31, 2021 on the note was $0 and $0, respectively.

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

The following table shows the change in the fair value of the derivative liabilities on all outstanding convertible debt at June 30, 2022 and at June 30, 2021:

Description	June 30, 2022	December 31, 2021
Purchase price of the convertible debenture - net of discount	$136,250	7,653
Purchase during period	38,750	136,250
Total convertible debt	175,000	143,903
Valuation of derivative during prior period	99,034	99,034
Valuation of derivative during current period net of expenses	202,690	-
Balance of Original issue discount not amortized	(1,875)	(9,127)
Balance of derivative liability net of discount on the notes (See Consolidated Balance sheet liabilities)	$474,849	$233,810

Derivative calculations and presentations on the Statement of Operations
Loss on note issuance	$-	$-
Change in Derivative (Gain) Loss	(202,690)	-
Derivative Finance fees	-	(49,623)
Gain (loss) on extinguishment of debt	-	-
Derivative expense charged to operations in 2022 and 2021 (See Consolidated Statement of Operations)	$(202,690)	$(49,623)

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND

THE YEAR ENDED DECEMBER 31, 2021

UNAUDITED Not Reviewed

Note 13 – Long term debt

Holder	Date issued	Interest rate	Amount due June 30, 2022	Amount due December 31, 2021
Real Estate Note Allen-Neisen Family trust – Et. Al.	12-31-19	5.00%	$275,901	$280,811
US Treasury SBA guaranteed loan	7-21-20	3.75%	149,900	149,900
Ascentium Capital	10-1-18	13.00%	423	2,417
Fredrick Donze	9-2-18	6.00%	0	341
Charles O’Dowd – former officer loan	8-9-18	6.00%	52,500	63,000
GMAC Chev truck	10-20-20	5.99%	17,248	19,724
Mechanics Bank – Chev Truck	12-12-20	8.99%	17,905	20,140
Total long-term debt			513,877	536,333
Less Current portion			(38,578)	(40,808)
Total long-term debt			$475,299	$495,525

On December 31, 2019 ABCO completed negotiations, financial arrangements and closed on the purchase of a 4,800 square foot office and warehouse building located on one/half acre of paved land on one of Tucson’s busiest streets. This property will be more than adequate to house both the Solar business and our HVAC expansion. The land and outbuildings will accommodate all of our equipment. The property acquisition was priced at $325,000 the company paid $25,000 down payment and the seller financed $300,000 mortgage based on a twenty-year amortization and a 5% interest rate with a balloon payment at the end of five (5) years. The monthly payment is $1,980. Outstanding principal balance as of June 30, 2022 and December 31, 2021 on the note was $275,901 and $280,811, respectively.

On July 21, 2020, the Company received an SBA loan from Bank of America in the amount of $150,000 that is guaranteed by the US Treasury Department. Installment payments, including principal and interest, of $731.00 monthly, will begin Twelve (12) months from the date of the promissory Note. The balance of principal and interest will be payable Thirty (30) years from the date of the promissory Note. Interest will accrue at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date(s) of each advance. Each payment will be applied first to interest accrued to the date of receipt of each payment, and the balance, if any, will be applied to principal. For loan amounts of greater than $25,000, Borrower hereby grants to SBA, the secured party hereunder, a continuing security interest in and to any and all “Collateral” as described herein to secure payment and performance of all debts, liabilities and obligations of Borrower to SBA hereunder without limitation, including but not limited to all interest, other fees and expenses (all hereinafter called “Obligations”). The Collateral includes the following property that Borrower now owns or shall acquire or create immediately upon the acquisition or creation thereof: all tangible and intangible personal property, including, but not limited to: (a) inventory, (b) equipment, (c) instruments, including promissory notes (d) chattel paper, including tangible chattel paper and electronic chattel paper, (e) documents, (f) letter of credit rights, (g) accounts, including health-care insurance receivables and credit card receivables, (h) deposit accounts, (i) commercial tort claims, (j) general intangibles, including payment intangibles and software and (k) as-extracted collateral as such terms may from time to time be defined in the Uniform Commercial Code. The security interest Borrower grants includes all accessions, attachments, accessories, parts, supplies and replacements for the Collateral, all products, proceeds and collections thereof and all records and data relating thereto. During the six months ended June 30, 2022 and the year ended December 31, 2021, the Company recorded $11,236 and $5,624 in interest expense on this loan, respectively. Unpaid principal balance of the SBA loan at June 30, 2022 and December 31, 2021 was $149,900 and $149,900, respectively.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND

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

Common Stock

During the six months ended June 30, 2022 and the year ended December 31, 2021 the following shares were issued for debt conversions:

	Six Months Ended June 30, 2022		During the Year Ended December 31, 2021
Capital Company	Shares converted	Dollars converted	Shares converted	Dollars converted
PowerUp Lending	0	0	14,399,082	$133,505
Oasis Capital	5,206,530	42,017	39,931,068	282,240
Total	5,206,530	$42,017	54,330,150	$415,745

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

Earnings (loss) per share calculation

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period

The computation of basic and diluted loss per share at June 30, 2022 and December 31, 2021 excludes the common stock equivalents from convertible debt of the following potentially dilutive securities because their inclusion would be anti-dilutive, and the share issue number is not calculable until conversion takes place.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND

THE YEAR ENDED DECEMBER 31, 2021

UNAUDITED Not Reviewed

Stock subscriptions executed under an earlier offering included a provision whereby ABCO agrees to pay a dividend (defined as interest) of from 6% to 12% of the total amount invested for a period of one year from receipt of the invested funds. This dividend (defined as interest) is allocated between the broker and the investor with amounts paid to the broker treated as a cost of the offering and netted against additional paid in capital and amounts paid to the investor treated as interest expense. Total amounts paid or accrued under this agreement and charged to additional paid-in capital for the six months ended June 30, 2022 and the year ended December 31, 2021, amounted to $0 and $0, respectively. The accrued balance due on this obligation to shareholders totals $49,900 at June 30, 2022 and $49,900 at December 31, 2021.

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

Note 15 – Subsequent Events

There are no reportable events subsequent to the date of this report.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW

FOR THE SIX MONTHS ENDED JUNE 30, 2022

AND JUNE 30, 2021

UNAUDITED

Our discussion of operating results for the six months ended June 30, 2021 and June 30, 2020 are presented below with major category details of revenues and expenses including the components of operating expenses. Sales consist of photovoltaic products, electrical services and LED lighting products and installation during both periods.

Sales for the six months ended June 30, 2022 and 2021 were $982,552 and $768,399, respectively. This is an increase of $214,153 or 28% of the 2021 sales. The Solar sales revenue in 2022 and 2021 reflected seasonal and changing market conditions in the financing of solar installations in the Arizona markets and the effects of the COVID-19 Pandemic. ABCO has worked diligently to overcome the COVID 19 effects on sales and the public utility changes by focusing on commercial applications and the increased interest of business and government in the LED lighting contracts.

Cost of sales for the six months ended June 30, 2022 and 2021 was $696632 and $453,439, respectively, and 71% and 59% of sales for each period then ended. Gross margins were 29% of revenue for the six months ended June 30, 2022 and 41% of revenue for the six months ended June 30, 2021. During 2022 and 2021 we have been offering new products and have found our entry market prices for steel parking structures have added gross margins higher than usual because we use outside contractors for the entire projects. Our gross profit reflects this decision. We feel that we have made progress in entering the parking shade markets and that our gross margins will stabilize as growth lowers these margins in the future.

Total selling, general and administrative expenses were $379,439 or 48% of revenues during the six months ended June 30, 2022 and $353,090 or 46% of revenues for the six months ended June 30, 2021, respectively. Net loss from operations for the six-month period ended June 30, 2022 was $(208,164) as compared to a net loss of $(49,183) for the same six-month period ended June 30, 2021, respectively. Our operating expenses for the six months ending June 30, 2022 period were lower by $26,079 over the comparative period in 2020. The interest expense during the six months ended June 30, 2022 increased by $5,768 over the period ended June 30, 2021 due mostly to the lack of new convertible loans during this period where accounting treatment requires the recording of prepaid interest during the first phase of the loan and because of higher loans from related parties. This combination of factors decreased the loss for the six months ended June 30, 2022 to $(208,164) as compared to $49,183 for the six months ended June 30, 2021, respectively. Our sales have increased dramatically during 2022 due to the end of the lock-downs and this is reflected in our sales numbers.  However, a great number of projects were sold close to the period ending on June 30, 2022 and resulted in a large increase in unfinished projects at that time.  All or most of these projects will be completed by year end, but the result at June 30 is the substantial increase in Excess Billings on Contracts in Process and the large increase in accounts receivable on incomplete projects. Both of these increases will be worked out as  the backlog projects  are  completed over the next few months and will result in sales in the future.

STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

AND THE YEAR ENDED DECEMBER 31, 2021

During the six months ended June 30, 2022 our net cash used by operating activities was $(129,053) and comparatively the net cash used by operating activities in the six months ended June 30, 2021 was $(242,350). Net cash used by operating activities in the period ended June 30, 2022 consisted primarily of net losses from operations of $(208,164) for 2022 as compared to a loss of $(49,183) for 2020. Depreciation adjustments of non-cash expenses were $12,140 and $11,673 for each period, respectively. Derivative portion of convertible debt accounted for charges to income for future changes in value of the underlying stock in the amount of $202,690 for the period ended June 30, 2022 as compared to derivative liability change of $136,382 in the six months period ended June 30, 2021. The Company experienced an increase in Accounts Payable of $91,184 during the six months in 2022 as compared to an increase of $41,782 for the comparative period in 2021. This increase is primarily due to the Company’s ability to apply cash receipts from investors and operations to pay past and current creditors at the end of each period, respectively. Accounts Receivable increased by $615,671, net of adjustments for contracts in process, during the period ended June 30, 2022 due to increases in contracts as compared to a decrease of $113,792 at June 31, 2021.

Net cash provided by or (used for) investing activities for the three months ended June 30, 2022 and 2021 was $(24,211) and $1,608 respectively due to receipt of principal on leases paid or terminated and equipment sales and acquisitions.

Net cash provided by financing activities for the six months ended June 30, 2022 and 2021 was $143,095 and $228,654, respectively. Net cash provided by financing activities resulted primarily from the sale of Common Stock, loans from a financial institution and loans from a Director, Officer and Directors. Any future conversions will increase the number of shares outstanding and the Stockholders Equity by the amount of the original investment.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements have been for carrying cost of accounts receivable after completion of contracts. The industry typically requires solar contractors to wait for the utility approval in order to be paid for contracts. This process can exceed 90 days and sometimes requires the Company as the contractor to pay all or most of the cost of projects without assistance from suppliers. Our working capital deficit at June 30, 2022 was $(1,615,540) and it was $(1,439,632) at December 31, 2021. This decrease of $175,908 was primarily due to increases in incomplete projects and the liability occurring therefrom. Bank financing has not been available to the Company, but we have been able to increase our credit lines with our suppliers because of good credit. There are no material covenants on our credit lines, normally due in 30 days since they are standard in the industry and the balances vary daily. Most are personally guaranteed by the Officer of the Company.

The total borrowings from Directors and officers totaled $597,913 including accrued interest of $106,559 at June 30, 2022. There are no existing agreements or arrangement with any Director to provide additional funds to the Company.

During the six and twelve months ended June 30, 2022 and December 31, 2021 there were no transactions, or proposed transactions, which have materially affected or will materially affect the Company in which any director, executive officer, or beneficial holder of more than 5% of the outstanding common, or any of their respective relatives, spouses, associates, or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including the Company’s Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms. Based upon that evaluation, the Chairman/CEO and the Chief Financial Officer concluded that our disclosure controls and procedures are not currently effective in timely alerting them to material information relating to the Company required to be included in the Company’s period SEC filings. The Company is attempting to expand such controls and procedures, however, due to a limited number of resources the complete segregation of duties is not currently in place.

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

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description of Exhibit

3(i)	Articles of Incorporation, as amended (1)
3(ii)	By-Laws (1)
10(b)	12% $40,000 Convertible Note dated March 16, 2016 (4)
10(c)	8% $25,000 Convertible Note dated March 23, 2016 (4)
10(d)	10% $55,000 Convertible Note dated April 1, 2016 (5)
10(e)	5% $42,000 Convertible Note dated April 5, 2016 (5)
10(f)	10% $40,000 Convertible Note dated May 3, 2016 (5)
10(g)	8% $30,000 Convertible Note dated May 6, 2016 (5)
21	Subsidiaries of Registrant (1)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
99.1	Engagement Agreement between Adams Fund LLC and ABCO Energy, Inc., dated September 15, 2015 (3)
99.2	Secured Promissory Note dated April 1, 2021 in favor of an affiliate of the Registrant’s President (6)
99.3	SBA Letter of Forgiveness of the 7/21/2020 SBA Guaranteed Note to The Bank of America (6)
101 INS	Inline XBRL Instance Document
101 SCH	Inline XBRL Taxonomy Extension Schema Document
101 CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE	Inline XBRL Taxonomy Labels Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1)	Previously filed with the Company’s Form 10-12G, SEC File No. 000-55235 filed on July 1, 2014, and incorporated herein by this reference as an exhibit to this Form 10-K.
(2)	Attached.
(3)	Previously filed with the Company’s Form 8-K filed on September 17, 2015, and incorporated herein by this reference as an exhibit to this Form 10-K.
(4)	Previously filed with the Company’s Form 10-K, File No. 000-55235, filed with the Commission on April 11, 2016 and incorporated herein by this reference.
(5)	Previously filed with the Company’s Form 10-Q, File No. 000-55235, filed with the Commission on May 20, 2016 and incorporate herein by this reference.
(6)	Previously filed with the Company Form 10-K, File No. 000-55235, filed with the Commission on April 15, 2021 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

August 22, 2022

ABCO ENERGY, INC

/s/ David Shorey
David Shorey
Title: President &
Chief Executive Officer (CEO)

/s/David Shorey
David Shorey
Chief Financial Officer (CFO)
Principal Accounting Officer (PAO)