Form 10-Q
period 2022-09-30
ABCO Energy, Inc.
filed 2022-11-21
CIK 1300938

As Filed with the Securities and Exchange Commission on November 21, 2022

File No: 000-55235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 2022

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “law accelerated filed,” “accelerated filed,” “Smaller reporting company,” and “emerging growth company” in Rule 12b of the Exchange Act.

Large, accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

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

As of November 21, 2022, we had 260,515,166 shares of common stock issued and outstanding.

EXPLANATORY NOTE

The Purpose of this Explanatory Note is to explain that we labeled each page of the Financial Statements, where appropriate, for [i] the nine [9] months ended September 30, 2022, and 2021 and NOT REVIEWED by the Company's auditors, and [ii] for the fiscal year ended December 31, 2021 were labeled as UNAUDITED. The Form 10-Q below has not been reviewed by the Company’s auditors. Management or its representatives are in the process of completing the audit of the Company’s financial statements at December 31, 2021 with its new auditors. Once, the audit at December 31, 2021 is finished and the Form 10-K at December 31, 2021 is filed, the new auditors will do Reviews of the Form 10-Q at March 31, 2021, the Form 10-Q at June 30, 2022 and the Form 10-Q at September 30, 2022, which is being filed on November 21, 2022 without a Review.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

ABCO ENERGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022, NOT REVIEWED

AND FOR THE YEAR ENDED DECEMBER 31, 2021, UNAUDITED

Consolidated Balance Sheets: As of September 30, 2022 (Unaudited), Not Reviewed and as of December 31, 2021 (Unaudited)	5

Consolidated Statements of Operations: For the Nine Months Ended September 30, 2022, and September 30, 2021 (Unaudited) Not Reviewed	6

Consolidated Statement of Shareholders Equity for the Three and Nine Months Ended September 30, 2022 (Unaudited) and for the Nine Months Ended September 30, 2021 (Unaudited) Not Reviewed	7

Consolidated Statements of Cash Flows: For the Nine Months Ended September 30, 2022, and September 30, 2021 (Unaudited) Not Reviewed	8

Notes to the Consolidated Financial Statements (Unaudited) Not Reviewed	9

ABCO ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2022 Unaudited and Not Reviewed	December 31, 2021 Unaudited
Current Assets
Cash	$16,655	$31,414
Accounts receivable on completed projects	32,723	33,772
Costs and estimated earnings on contracts in progress	664,915	298,121
Total Current Assets	714,293	363,307
Fixed Assets
Fixed assets – net of accumulated depreciation	376,959	378,891
Other Assets
Investment in long-term leases	3,493	3,641
Total Other Assets	3,493	3,641
Total Assets	$1,094,745	$745,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$531,044	$461,819
Short term notes payable	115,891	266,444
Excess billing on contracts in progress	545,435	268,435
Notes payable to related parties	663,328	233,810
Convertible debentures and derivative liability net of Discount	474,849	482,779
Current portion of long-term debt	38,072	40,808
Total Current Liabilities	2,368,619	1,754,095

Long term debt, net of current portion	467,461	495,525
Total Liabilities	2,836,080	2,249,620

Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred stock, 100,000,000 shares authorized, $0.001 par value, and 30,000,000 shares issued and outstanding at September 30, 2022 and 30,000,000 at December 31, 2021	12,800	12,800
Common stock 5,000,000,000 shares authorized, $0.001 value, and 260,515,166 issued and outstanding at September 30, 2022 and 255,308,636 outstanding at December 31, 2021, respectively.	260,515	255,309
Additional paid-in capital	5,985,199	5,982,752
Accumulated deficit	(7,999,849)	(7,754,642)
Total Stockholders’ Deficit	(1,741,335)	(1,503,781)
Total Liabilities and Stockholders’ Deficit	$1,094,745	$745,839

See accompanying notes to the unaudited consolidated financial statements.

ABCO ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED) AND NOT REVIEWED

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues	$303,643	$229,829	$1,286,195	998,228
Cost of Sales	172,314	165,734	868,946	619,173

Gross Profit	131,329	64,095	417,249	379,055

Operating Expenses:
Payroll	83,019	48,327	125,185	157,457
Share Based Compensation	-	21,300	-	157,621
Consulting expense	-	-	24,915	36,000
Corporate expense	7,691	14,533	36,509	38,653
Insurance	14,883	22,429	57,048	38,693
Rent	-	6,040	-	6,040
Other selling and administrative expenses	60,979	95,551	302,084	263,127
Total operating expense	166,572	208,180	545,741	697,591

Net income (Loss) from operations	(35,243)	(144,085)	(128,492)	(318,536)

Other expenses
Interest on notes payable	(1,800)	(16,027)	(38,724)	(47,183)
Change in Derivative Gain (Loss)	-	-	(202,690)	-
Derivative Amortization of Original Issue discount	-	-	(7,252)	(49,623)
Loss on disposition of vehicles	-	-	(4,028)	-
Gain (Loss) on extinguishment of debt	-	-	135,979	206,047
Total other expenses	(1,800)	(16,027)	(116,715)	109,241

Net income (Loss) before provision for income taxes	(37,043)	(160,112)	(245,207)	(209,295)

Provision for income tax	-	-	-	-

Net income (loss)	$(37,043)	$(160,112)	$(245,207)	(209,295)

Net income (loss) Per Share (Basic and Fully Diluted)	$(.01)	$(.01)	$(.01)	(.01)

Weighted average number of common shares used in the calculation	257,915,401	43,082,263	257,912,401	55,684,597

See accompanying notes to the unaudited consolidated financial statements.

ABCO ENERGY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)

AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

NOT REVIEWED

	Common Stock
	Shares	Amount $0.001 Par	Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at January 1, 2022	255,308,636	$255,309	$12,800	$5,982,752	$(7,754,642)	$(1,503,781)
Common Shares issued for warrants net of expenses	5,206,530	5,206		36,811		42,017
Loss on warrants for payment of debt				(34,363)		(34,363)
Rounding				(1)		(1)
Net loss for the nine months ended September 30, 2022					(245,207)	(245,207)
Balance at September 30, 2022	260,515,166	260,515	12,800	5,985,199	(7,999,849)	(1,741,335)

ABCO ENERGY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2021 NOT REVIEWED

	Common Stock
	Shares	Amount $0.001 Par	Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2020	15,702,037	$15,702	$30,000	$5,456,438	$(7,086,267)	$(1,584,127)
Common shares issued for conversion of convertible debenture notes - net of expenses	1,747,753	1,748	-	33,906	-	35,654
Common Shares issued for warrants net of expenses	6,319,930	6,320	-	53,404	-	59,724
Restricted shares issued for insider compensation	5,000,000	5,000	-	55,000	-	60,000
Rounding from transfer agent for reverse split	111,410	111	-	(111)	-	-
Shares issued for note payments	5,360,536	5,360	-	67,330	-	72,690
Shares issued for warrants	5,545,039	5,545	-	39,231	-	44,776
Shares issued commitment fees on debt issue	1,120,000	1,120	-	66,080	-	67,200
Shares issued to insiders	22,000,000	22,000	(2,200)		-	19,800
Shares issued to insiders	1,500,000	1,500		4,000	-	5,500
Conversion of debt for note payments	4,773,733	4,774		20,649	-	25,423
Conversion of debt for note payments - other	1,282,051	1,282		23,718	-	25,000
Net loss for the nine months ended September 30, 2021	-	-	-	-	(209,295)	(209,295)
Balance at September 30, 2021	70,462,489	70,462	$27,800	$5,819,645	$(7,295,562	$(1,377,655)

See accompanying notes to the unaudited consolidated financial statements.

ABCO ENERGY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED) and Not Reviewed

	September 30, 2022 Unaudited and Not Reviewed	September 30, 2021 Unaudited Not Reviewed
Cash Flows from Operating Activities:
Net income (loss)	$(245,207)	$(209,295)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	18,210	16,841
Amortization of original issue discounts	7,252	(20,873)
Share based compensation to officers and consultants for services	-	(157,621)
Derivative liability gain or (loss)	(202,690)	-
Gain or (loss) extinguishment of debt	(135,979)	(206,047)
Finance fees on derivatives	-	(49,623)
Changes in operating assets and liabilities
Changes in Accounts receivable	(365,745)	89,781
Billings in excess of costs on incomplete projects	277,000	(329,194)
Accounts payable and accrued expenses	69,225	81,600
Net cash used in operating activities	(305,976)	(372,337)

Cash flows from investing activities
Change in security deposits	-	2,079
Sales of equipment	(4,654)	-
Proceeds from investments in long term leases	148	236
Net cash provided by (used for) investing activities	(4,506)	2,315

Cash Flows from Financing Activities:
Proceeds from sale of common stock – net of expenses	5,206	396,861
Proceeds from convertible notes and conversions	38,750	72,249
Change in derivative liability	241,039
Proceeds from financial institution loans	11,532	20,103
(Payments) on short term debt	(150,553)	(191,480)
(Payments) Proceeds from long term debt	(30,800)	47,077
Proceeds of related party notes payable	180,549	(25,524)
Net cash provided by financing activities	295,723	319,286

Net increase (decrease) in cash	(14,759)	(50,736)
Cash, beginning of period	31,414	54,268
Cash, end of period	$16,655	$3,532

Supplemental disclosures of cash flow information:

Cash paid for interest	$38,724	$47,183
Shares issued for insider compensation	-	157,621

See accompanying notes to the unaudited consolidated financial statements.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND

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

ABCO Energy, Inc. was organized on July 29, 2004, and operated until July 1, 2011, as Energy Conservation Technologies, Inc. (ENYC). On July 1, 2011, ENYC entered into a share exchange agreement (SEA) with ABCO Energy, Inc. (“Company”) and acquired all the assets of ABCO. ENYC changed its name to ABCO Energy, Inc. on October 31, 2011. As a result of the SEA, the outstanding shares of ENYC as of June 30, 2011, were restated in a one for twenty three (1 for 23) reverse stock split prior to the exchange to approximately 9% of the post-exchange outstanding common shares of the Company.

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

ABCO sells, installs and services Solar Photovoltaic electric systems that allow the customer to produce their own power on their residence or business property. These products are installed by our staff and are purchased from both USA and offshore manufacturers. We have available and utilize many suppliers of US manufactured solar products from such companies as Mia Soleil, Canadian Solar, Westinghouse Solar and various Italian, Korean, German and Chinese suppliers. In addition, we purchase from several local and regional distributors whose products are readily available and selected for markets and price. ABCO offers solar leasing and long-term financing programs from Service Finance Corporation, Goodleap Finance, Green Sky, AEFC and others that are offered to ABCO customers and other marketing and installation organizations.

ABCO also sells and installs energy efficient lighting products, solar powered streetlights and lighting accessories. ABCO contracts directly with manufacturers and distributors to purchase its lighting products which are sold to residential and commercial customers.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND

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

Revenue Recognition

The Company generates revenue from sales of solar products, LED lighting, installation services and leasing fees. During the last two fiscal years, the company had product sales as follows:

Sales Product and Services Description	SEPTEMBER 30, 2022		SEPTEMBER 30, 2021
Solar PV residential and commercial sales	$894,331	70%	$842,552	84%
Air conditioning sales and service	280,811	22%	9,982	1%
Energy efficient lighting & other income	110,848	8%	145,486	15%
Interest Income	205	-	208	-%
Total revenue	$1,286,195	100%	$998,228	100%

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND

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

Inventory

The Company records inventory of construction supplies at cost using the first in first out method. After review of the inventory on an annual basis, the Company discounts all obsolete items to fair market value and has established a valuation reserve of 10% of the inventory at total cost to account for obsolescence. As of December 31, 2020 all inventory was written off resulting in balances at September 30, 2022 of $0 and at December 31, 2021 of $0.

Income Taxes

The Company has net operating loss carryforwards as of September 30, 2022 totaling approximately $5,097,786 net of accrued derivative liabilities and stock-based compensation, which are assumed to be non-tax events. A deferred 21% tax benefit of approximately $1,070,535 has been offset by a valuation allowance of the same amount as its realization is not assured. The full realization of the tax benefit associated with the carry-forward depends predominately upon the Company’s ability to generate taxable income during future periods, which is not assured.

The Company files in the US only and is not subject to taxation in any foreign country. There are three open years for which the Internal Revenue Service can examine our tax returns so 2019, 2020 and 2021 are still open years and 2022 will replace 2019 when the tax return is filed.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND

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

Per Share Computations

Basic net earnings per share are computed using the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and the dilutive potential common shares outstanding during the period. All shares were considered anti-dilutive at September 30, 2022 and December 31, 2021. Potentially dilutive share issues are: 1) all unissued common shares sold, 2) all convertible debentures have a possibility of a large number of shares being issued and would result in a larger number of shares issued if the price remains low, 3) the preferred stock of the company held by insiders is convertible into common shares and the preferred stock is voted on a 20 to 1 basis, 4) all options issued. All of the above are potential dilutive items.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND

THE YEAR ENDED DECEMBER 31, 2021

UNAUDITED AND NOT REVIEWED

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in marketing and operations. The Company incurred a net loss of $(245,207) for the period ended September 30, 2022, and $209,295 for the nine months ended September 30, 2021. The net cash flow used in operations was $(305,976) for the period ended September 30, 2022, and its accumulated net losses from inception through the period ended September 30, 2022, is $(7,999,849), which raises substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s development activities since inception have been financially sustained through capital contributions from shareholders.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock or through debt financing and the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might result from this uncertainty.

Note 4 – Accounts Receivable

Accounts receivable as of September 30, 2022 and December 31, 2021 consists of the following:

Description	September 30, 2022	December 31, 2021
Accounts receivable on completed contracts	$32,723	$33,772
Costs and estimated earnings on contracts in progress	664,915	298,121
Total	$697,638	$331,893

Costs and Estimated Earnings on projects are recognized on the percentage of completion method for work performed on contracts in progress at September 30, 2022 and December 31, 2021. Because of growth in the last quarter of operations, the Company experienced a large number of commercial projects that were unfinished at the end of the quarter and therefor created a large backlog of excess billings over completed segments of contracts.  All or most of these contracts will be completed before the end of the year and therefore will be reported as sales.

The Company records contracts for future payments based on contractual agreements entered into at the inception of construction contracts. Amounts are payable from customers based on milestones established in each contract. Larger contracts are billed and recorded in advance and unearned profits are netted against the billed amounts such that accounts receivable reflect current amounts due from customers on completed projects and amounts earned on projects in process are reflected in the balance sheet as costs and estimated earnings in excess of billings on contracts in progress. Excess billings on contracts in process are recorded as liabilities and were $545,435 at September 30, 2022 and $268,435 at December 31, 2021.

Note 5 – Inventory

Inventory of construction supplies not yet charged to specific projects was $0 at September 30, 2022, and $0 as of December 31, 2021. The Company values items of inventory at the lower of cost or net realizable value and uses the first in first out method to charge costs to jobs. The Company wrote off all of its inventory during 2019.

Note 6 – Security deposits and Long-Term Commitments

During October 2020, the Company moved into its own building that was purchased in December 2019 and abandoned the Wilmot Avenue rental space. It now occupies 4,800 square feet of office and 1,200 square feet warehouse space and one-half acre of land. There are no security deposits.

Note 7 – Investment in long term leases receivable

Long term leases recorded on the consolidated financial statements were $3,493 at September 30, 2022, and $3,641 at December 31, 2021, respectively.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND

THE YEAR ENDED DECEMBER 31, 2021

UNAUDITED AND NOT REVIEWED

Note 8 – Fixed Assets

The Company has acquired all its office and field work equipment with cash payments and financial institution loans. The total fixed assets consist of land and building, vehicles, office furniture, tools and various equipment items and the totals are as follows:

Asset	September 30, 2022	December 31, 2021
Land and Building	$356,750	$336,444
Equipment	147,982	163,634
Accumulated depreciation	-127,773	-121,187
Fixed Assets, net of accumulated depreciation	$376,959	$378,891

Depreciation expense for the nine months ended September 30, 2022 and the year ended December 31, 2021 was $18,210 and $14,683, respectively.

On December 31, 2019, the Company purchased a building at 2505 N Alvernon consisting of 4,800 SF building and ½ acre of land. The property was financed by a $25,000 loan from Green Capital (GCSG) and a mortgage from the seller for the $300,000 balance. The purchase price was $325,000 plus closing costs of $1,400. During 2022 the Company installed solar power and improved the structure of the carport into a warehouse at a cost of $20,306.

Note 9 – Notes Payable to Related Parties

Notes payable as of September 30, 2022 and December 31, 2021 consists of the following:

Description	September 30, 2022	December 31, 2021
Note payable – President bearing interest at 12% per annum, unsecured, demand note.	$488,091	$399,521
Accrued interest due on the officer’s note	175,237	83,258
Total	$663,328	$482,779

The officer’s note is a secured demand note and bears interest at 12% per annum. The Note was converted to a secured note on April 1, 2021, covering all assets of the Company. These loans have accumulated over the last few years and include unpaid salary.

Note 10 – Short Term Notes Payable

Description	September 30, 2022	December 31, 2021
Equipment capital lender, initial financing August 2, 2019, finances equipment for commercial contracted customers in varying amounts	$-	$20,000
Institutional lender - cash advance	-	7,747
SBA loan	-	128,232
Former Director Demand Note	60,000	60,000
Interest Due to Former Director	55,891	50,465
Total	$115,891	$266,444

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND

THE YEAR ENDED DECEMBER 31, 2021

UNAUDITED AND NOT REVIEWED

Bill’ d Exchange, LLC, a customer equipment capital lender, made their initial financing on August 2, 2019. They finance equipment for commercial contracted customers in varying amounts. These loans bear interest at varying rates and are paid weekly for the amount of interest due on the account at each date. Each loan is secured by the accounts receivable from the customer and by personal guarantee of an affiliated officer of ABCO Solar, Inc. On March 2, 2021, the Company entered an agreement to pay $20,000 to settle this Note in 5 payments of $4,000 each. Unpaid principal balance on this note at September 30, 2022 and December 31, 2021 was $20,000 and $20,000, respectively.

On December 31, 2019, ABCO borrowed $25,000 from Green Capital Funding, LLC. The proceeds from this loan were used to acquire the real estate purchased on the date of the loan. This unsecured loan bears interest at approximately 36% and has a repayment obligation in the amount of $35,250 in 76 payments. The unpaid balance of principal and interest at December 31, 2020 was $11,748 after several months of daily payment and a default on February 18, 2020 due to the reduction in business from Covid-19. As of the date of filing this report, no arrangements for resuming payments had been accomplished. Outstanding principal balance as of September 30, 2022, and December 31, 2021 on the note was $0 and $7,747, respectively. This note was written off and canceled during 2022.

On May 3, 2020, Company entered into a promissory note evidencing an unsecured loan in the amount of $123,999.00 made to the Company under the Paycheck Protection Program (the “Loan”). The Paycheck Protection Program (or “PPP”) was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. The Loan to the Company is being made through Bank of America, N.A., a national banking association (the “Lender”). Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. No assurance is provided that the Company will obtain forgiveness of the Loan in whole or in part. On March 9, 2021, the SBA and Bank of America notified the Company that the entire balance of this note has been forgiven by the Government. The Company recorded a gain on extinguishment of debt during the three months ended March 31, 2021, for approximately $123,999. Outstanding principal balance as of September 30, 2022 and December 31, 2021 on the note was $-0- and $-0- respectively.

On February 24, 2021, the Company executed a promissory note evidencing an unsecured loan (“Loan”) for $128,232 under the Paycheck Protection Plan (“PPP”). The terms of the Loan require 1.00% interest. This loan contains the same clauses as the previous EDIL loan described in the foregoing paragraph. Outstanding principal balance as of September 30, 2022 and December 31, 2021 on the note was $-0- and $128,232, respectively. On May 14, 2022, the SBA and the Bank of America notified the Company that the entire balance of the note and accrued interest has been forgiven by the Government.

The promissory note in the amount of $60,000 represents a loan in 2010 from a former Director who served the Company for nearly 12 years. The note provides for interest at 12% per annum and is unsecured. This note resulted in an interest charge of $55,891 accrued and unpaid on September 30, 2022 and $50,465 at December 31, 2021.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND

THE YEAR ENDED DECEMBER 31, 2021

UNAUDITED AND NOT REVIEWED

Note 11 – Convertible debentures - net of discounts and fees.

During the year ended December 31, 2021, the Company partially funded operations with borrowing on new convertible promissory notes. This table presents the positions on the notes as of September 30, 2022, and December 31, 2021.

Holder	Date of Loan	Loan amount	OID and discounts and fees	Interest rate	Balance September 30, 2022	Balance December 31, 2021
Power Up Lending Group Ltd	10-06-21	50,000	$3,750	8%	53,750	53,750
6th Street Lending LLC	11-10-21	35,000	3,750	12%	38,750	38,750
6th Street Lending LLC	12-17-21	40,000	3,750	12%	43,750	43,750
6th Street Lending, LLC	2-22-22	35,000	3,750	12%	38,750	0
Oasis Capital	07-19-21	118,000	10,000	8%	0	7,653
Derivative liability	12-31-21				301,724	99,034
Total convertible debt		$278,000	$25,000		476,724	242,937
Less Original issue discounts					(1,875)	(9,127)
Balances at 9-30-22 and 12-31-21					$474,849	$233,810

The Financial Accounting Standard ASC 815 Accounting for Derivative Instruments and Hedging Activities require that instruments with embedded derivative features be valued at their market values. The Black Scholes model was used to value the derivative liability for the six months ended September 30, 2022, and the fiscal year ending December 31, 2021. This value includes the fair value of the shares that may be issued according to the contracts of the holders and valued according to our common share price at the time of acquisition.

As of September 1, 2018, the Company entered into an Equity Purchase Agreement with Oasis Capital, LLC, a Puerto Rico limited liability company (“Investor”) pursuant to which Investor agreed to purchase up to $5,000,000 of the Company’s common stock at a price equal to 85% of the market price at the time of purchase (“Put Shares”). The Company agreed to file a new registration statement to register for resale the Put Shares. The Registration Statement must be effective with the SEC before Investor is obligated to purchase any Put Shares. In addition, the Company [i] issued to Investor a one year $150,000 note which is convertible at a fixed price of $.01 per share as a commitment fee for its purchase of Put Shares and [ii] delivered to Investor a Registration Rights Agreement pursuant to which the Company agreed to register all Put Shares acquired under the Equity Purchase Agreement. During 2020, Investor converted $59,692 of principal of the Note and received 930,165,889 shares of common stock. During the twelve months ended December 31, 2020, the negotiated note balance was $3,264. The unpaid principal balance on the Note was $0 and $7,653 at September 30, 2022 and December 31, 2021, respectively.

As of January 21, 2020 (“Effective Date”), the Company issued to Oasis a $208,000 Promissory Note, net of a prorated original issue discount of $16,000 (“1/21/20 Note”). The Company received $34,000 (“First Tranche”) with four additional Tranches through December 31, 2020, totaling $85,000. There were three Tranches for the period of January 1, 2021, to February 19, 2021, totaling $70,000. Each Tranche matures nine months from the effective date of each such payment. The Company issued Warrants with each Tranche totaling [2,100,000] shares. Each Warrant expires five years from the date of issuance and is exercisable at a conversion price of 120% of the closing price on the trading day prior to the funding date of the respective Tranche. The Company also agreed to issue to Oasis 5,000,000 shares of common stock as an incentive/commitment fee in connection with the transactions. The Company valued these shares at $14,500 and issued these shares in 2020. The 1/21/20 Note was convertible into common stock at a 35% discount to market. The balance of the Note at September 30, 2022 was $0 including all penalties and interest.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND

THE YEAR ENDED DECEMBER 31, 2021

UNAUDITED AND NOT REVIEWED

On March 29, 2021, the Board of Directors of the Corporation deem it in the best interests of the Corporation to enter into the Securities Purchase Agreement dated March 29, 2021 (the “Agreement”) with Power Up Lending Group Ltd. (“PowerUp”), in connection with the issuance of: (i) a promissory note of the Corporation, in the aggregate principal amount of $80,000 (including $7,500 of Original Issue Discount) (the “Note”), (ii) Three Hundred Seventy Three Thousand Three Hundred Thirty Three (373,333) restricted common shares of the Corporation (“Commitment Shares”) to be delivered to PowerUp in book entry with the Corporation’s transfer agent prior to the Closing Date, (iii) Seventy Hundred Forty Six Thousand Six Hundred Sixty Seven (746,667) restricted common shares of the Corporation (“Security Shares” and together with the Note and the Commitment Shares, collectively, the “Securities”) to be delivered to PowerUp in book entry with the Corporation’s transfer agent prior to the Closing Date; and in connection therewith to enter into an irrevocable letter agreement with Vstock Transfer LLC, the Corporation’s transfer agent, with respect to the reserve of shares of common stock of the Corporation to be issued upon any conversion of the Note (only upon default); the issuance of such shares of common stock in connection with a conversion of the Note (the “Letter Agreement”). The proceeds of this note were specifically slated for payment of the settlement of the Knight Capital Merchant Loan for $22,000 and the final payment of the Pearl Capital merchant note for $36,998. These discounted payoffs of these notes saved the Company $26,446 plus future interest. Outstanding principal balance as of September 30, 2022 and December 31, 2021, on the note was $0 and $0, respectively.

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

The following table shows the change in the fair value of the derivative liabilities on all outstanding convertible debt at September 30, 2022 and at December 31, 2021:

Description	September 30, 2022	December 31, 2021
Purchase price of the convertible debenture - net of discount	$136,250	7,653
Purchase during period	38,750	136,250
Total convertible debt	175,000	143,903
Valuation of derivative during prior period	99,034	-
Valuation of derivative during current period	202,690	99,034
Balance of Original issue discount not amortized	(1,875)	(9,127)
Balance of derivative liability net of discount on the notes (See Consolidated Balance sheet liabilities)	$474,849	$233,810

Derivative calculations and presentations on the Statement of Operations
Loss on note issuance	$(66,810)	$-
Change in Derivative (Gain) Loss	(135,880)	-
Derivative Finance fees	-	(49,623)
Gain (loss) on extinguishment of debt	-	-
Derivative expense charged to operations in 2022 and 2021 (See Consolidated Statement of Operations)	$(202,690)	$(49,623)

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND

THE YEAR ENDED DECEMBER 31, 2021

UNAUDITED AND NOT REVIEWED

Note 13 – Long term debt

Holder	Date issued	Interest rate	Amount due September 30, 2022	Amount due December 31, 2021
Real Estate Note Allen-Neisen Family trust – Et. Al.	12-31-19	5.00%	$273,400	$280,811
US Treasury SBA guaranteed loan	7-21-20	3.75%	149,900	149,900
Ascentium Capital	10-1-18	13.00%	-	2,417
Fredrick Donze	9-2-18	6.00%	-	341
Charles O’Dowd – former officer loan	8-9-18	6.00%	49,500	63,000
GMAC Chev truck	10-20-20	5.99%	15,983	19,724
Mechanics Bank – Chev Truck	12-12-20	8.99%	16,750	20,140
Total long-term debt			505,533	536,333
Less Current portion			(38,072)	(40,808)
Total long-term debt			$467,461	$495,525

On December 31, 2019, ABCO completed negotiations, financial arrangements and closed on the purchase of a 4,800 square foot office and warehouse building located on one/half acre of paved land on one of Tucson’s busiest streets. This property will be more than adequate to house both the Solar business and our HVAC expansion. The land and outbuildings will accommodate all of our equipment. The property acquisition was priced at $325,000 the company paid $25,000 down payment and the seller financed $300,000 mortgage based on a twenty-year amortization and a 5% interest rate with a balloon payment at the end of five (5) years. The monthly payment is $1,980. Outstanding principal balance as of September 30, 2022 and December 31, 2021 on the note was $273,400 and $280,811, respectively.

On July 21, 2020, the Company received an SBA loan from Bank of America in the amount of $150,000 that is guaranteed by the US Treasury Department. Installment payments, including principal and interest, of $731.00 monthly, will begin Twelve (12) months from the date of the promissory Note. The balance of principal and interest will be payable Thirty (30) years from the date of the promissory Note. Interest will accrue at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date(s) of each advance. Each payment will be applied first to interest accrued to the date of receipt of each payment, and the balance, if any, will be applied to principal. For loan amounts of greater than $25,000, Borrower hereby grants to SBA, the secured party hereunder, a continuing security interest in and to any and all “Collateral” as described herein to secure payment and performance of all debts, liabilities and obligations of Borrower to SBA hereunder without limitation, including but not limited to all interest, other fees and expenses (all hereinafter called “Obligations”). The Collateral includes the following property that Borrower now owns or shall acquire or create immediately upon the acquisition or creation thereof: all tangible and intangible personal property, including, but not limited to: (a) inventory, (b) equipment, (c) instruments, including promissory notes (d) chattel paper, including tangible chattel paper and electronic chattel paper, (e) documents, (f) letter of credit rights, (g) accounts, including health-care insurance receivables and credit card receivables, (h) deposit accounts, (i) commercial tort claims, (j) general intangibles, including payment intangibles and software and (k) as-extracted collateral as such terms may from time to time be defined in the Uniform Commercial Code. The security interest Borrower grants includes all accessions, attachments, accessories, parts, supplies and replacements for the Collateral, all products, proceeds and collections thereof and all records and data relating thereto. During the nine months ended September 30, 2022 and the year ended December 31, 2021, the Company recorded $3,855 and $5,624 in interest expense on this loan, respectively. Unpaid principal balance of the SBA loan at September 30, 2022 and December 31, 2021 was $149,900 and $149,900, respectively.

ABCO acquired the assets of Dr. Fred Air Conditioning services on September 2, 2018, for the total price of $22,000. The allocation of the purchase price was to truck and equipment at $15,000 and the balance was allocated to inventory and the license for period of five or more years. The truck and equipment were financed by Ascentium Capital. The payments on the Ascentium capital note are $435 and the payments on the Donze note are $212 each per month. Both of these loans are fully paid.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND

THE YEAR ENDED DECEMBER 31, 2021

UNAUDITED AND NOT REVIEWED

Note 14 – Stockholder’s Deficit

Preferred Stock

On September 15, 2017, and on September 15, 2018, the Board of Directors authorized on each such date the issuance of 15,000,000 preferred shares for an aggregate of 30,000,000 shares of Class B Convertible Preferred Stock [“Series B”] to both Directors of the Company and to two Consultants, of which, David Shorey, President of the Company, is the beneficial owner thereof, a total of 30,000,000 shares of Series B. The Company assigned a value of $15,000 for the shares for 2017 and 2018. Of the Series B, 12,000,000 shares were issued to Charles O’Dowd and 2,000,000 to Wayne Marx, the Directors. Each Consultant received 8,000,000 shares. See the Company’s Schedule 14C filed with the Commission on September 28, 2018. Upon his resignation, Mr. O’ Dowd’s shares were cancelled and reissued to two Consultants. These shares have no market pricing and management assigned an aggregate value of $30,000 to the stock issued based on the par value of $0.001. The 30,000,000 shares of Preferred Stock, each has 200 votes for each Preferred share held by of record. The holders of the Preferred are also entitled to an additional 8,823,930 common shares upon conversion of the Preferred Stock. As a result of owning of these shares of Common and Preferred Stock, the Control Shareholder will have voting control of the Company.

Common Stock

During the six months ended June 30, 2022, and the year ended December 31, 2021 the following shares were issued for debt conversions:

	Nine Months Ended September 30, 2022		During the Year Ended December 31, 2021
Capital Company	Shares converted	Dollars converted	Shares converted	Dollars converted
PowerUp Lending	0	0	14,399,082	$133,505
Oasis Capital	5,206,530	42,017	39,931,068	282,240
Total	5,206,530	$42,017	54,330,150	$415,745

After the reverse of shares effective January 4, 2021, the authorized shares were reduced to 29,411,765. Our board of directors believes that it is desirable to have additional authorized shares of common stock available for possible future financings, acquisition transactions, joint ventures and other general corporate purposes. Our board of directors believes that having such additional authorized shares of common stock available for issuance in the future will give us greater flexibility and may allow such shares to be issued without the expense and delay of a special shareholders’ meeting unless such approval is expressly required by applicable law. Although such issuance of additional shares with respect to future financings and acquisitions would dilute existing shareholders, management believes that such transactions would increase the overall value of the Company to its shareholders. Therefore, on January 11, 2021, the shareholders voted to authorize an increase in the Authorized Common Shares to 2,000,000,000 shares. On February 18, 2022, the authorized number of Common Shares were increased to 5 billion from 2 billion to increase the number of shares available for reserves. The increase was authorized by the Board and by a majority of the outstanding shares of common stock, both by written consent.

Earnings (loss) per share calculation

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.

The computation of basic and diluted loss per share at September 30, 2022 and December 31, 2021 excludes the common stock equivalents from convertible debt of the following potentially dilutive securities because their inclusion would be anti-dilutive, and the share issue number is not calculable until conversion takes place.

ABCO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND

THE YEAR ENDED DECEMBER 31, 2021

UNAUDITED AND NOT REVIEWED

Stock subscriptions executed under an earlier offering included a provision whereby ABCO agrees to pay a dividend (defined as interest) of from 6% to 12% of the total amount invested for a period of one year from receipt of the invested funds. This dividend (defined as interest) is allocated between the broker and the investor with amounts paid to the broker treated as a cost of the offering and netted against additional paid in capital and amounts paid to the investor treated as interest expense. Total amounts paid or accrued under this agreement and charged to additional paid-in capital for the nine months ended September 30, 2022, and the year ended December 31, 2021, amounted to $0 and $0, respectively. The accrued balance due on this obligation to shareholders totals $49,900 at September 30, 2022 and $49,900 at December 31, 2021.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

AND SEPTEMBER 30, 2021

UNAUDITED

Our discussion of operating results for the nine months ended September 30, 2022, and September 30, 2021 are presented below with major category details of revenues and expenses including the components of operating expenses. Sales consist of photovoltaic products, electrical services and LED lighting products and installation during both periods.

Sales for the nine months ended September 30, 2022, and 2021 were $1,286,928 and $998,228, respectively. This is an increase of $287,967 or 22% of the 2022 sales. The Solar sales revenue in 2022 and 2021 reflected seasonal and changing market conditions in the financing of solar installations in the Arizona markets and the effects of the COVID-19 Pandemic. ABCO has worked diligently to overcome the COVID 19 effects on sales and the public utility changes by focusing on commercial applications and the increased interest of business and government in the LED lighting contracts.

Cost of sales for the nine months ended September 30, 2022, and 2021 was $868,946 and $619,173, respectively, and 68 and 62% of sales for each period then ended. Gross margins were 33% of revenue for the nine months ended September 30, 2022, and 38% of revenue for the nine months ended September 30, 2021. During 2022 and 2021 we have been offering new products and have found our entry market prices for steel parking structures have added gross margins higher than usual because we use outside contractors for the entire projects. Our gross profit reflects this decision. We feel that we have made progress in entering the parking shade markets and that our gross margins will stabilize as growth lowers these margins in the future.

Total selling, general and administrative expenses were $545,741 or 42% of revenues during the nine months ended September 30, 2022, and $539,970 or 54% of revenues for the nine months ended September 30, 2021, respectively. Net loss from operations for the nine -month period ended September 30, 2022, was $(245,207) as compared to a net loss of $(209,295) for the same nine -month period ended September 30, 2021, respectively. Our operating expenses for the nine months ending September 30, 2022, period was higher by $5,771 over the comparative period in 2021. The interest expense during the nine months ended September 30, 2022, decreased by $8,459 over the period ended September 30, 2021, due mostly to the lack of new convertible loans during this period where accounting treatment requires the recording of prepaid interest during the first phase of the loan and because of higher loans from related parties. Our sales have increased dramatically during 2022 due to the end of the lockdowns and this is reflected in our sales numbers.  However, a great number of projects were sold close to the period ending on September 30, 2022, and resulted in a large increase in unfinished projects at that time.  All or most of these projects will be completed by year end, but the result at September 30 is the substantial increase in Excess Billings on Contracts in Process and the large increase in accounts receivable on incomplete projects. Both increases will be worked out as the backlog projects are completed over the next few months and will result in sales in the future.

STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

AND THE YEAR ENDED DECEMBER 31, 2021

During the nine months ended September 30, 2022, our net cash used by operating activities was $(305,976) and comparatively the net cash used by operating activities in the nine months ended September 30, 2021, was $(372,337). Net cash used by operating activities in the period ended September 30, 2022, consisted primarily of net losses from operations of $(245,207) for 2022 as compared to a loss of $(209,295) for 2021. Depreciation adjustments of non-cash expenses were $18,210 and $16,841 for each period, respectively. Derivative portion of convertible debt accounted for charges to income for future changes in value of the underlying stock in the amount of $206,690 for the period ended September 30, 2022, as compared to derivative liability change of $0 in the nine months period ended September 30, 2021. The Company experienced an increase in Accounts Payable of $69,225 during the nine months in 2022 as compared to an increase of $81,600 for the comparative period in 2021. This increase is primarily due to the Company’s ability to apply cash receipts from investors and operations to pay past and current creditors at the end of each period, respectively. Accounts Receivable increased by $365,745, net of adjustments for contracts in process, during the period ended September 30, 2022, due to increases in contracts as compared to a decrease of $89,781 on September 30, 2021.

Net cash provided by or (used for) investing activities for the nine months ended September 30, 2022, and 2021 was $(4,506) and $2,315 respectively due to receipt of principal on leases paid or terminated and equipment sales and acquisitions.

Net cash provided by financing activities for the nine months ended September 30, 2022, and 2021 was $295,723 and $319,286, respectively. Net cash provided by financing activities resulted primarily from the sale of Common Stock, loans from a financial institution and loans from a Director, Officer and Directors. Any future conversions will increase the number of shares outstanding and the Stockholders Equity by the amount of the original investment.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements have been for carrying cost of accounts receivable after completion of contracts. The industry typically requires solar contractors to wait for the utility approval to be paid for contracts. This process can exceed 90 days and sometimes requires the Company as the contractor to pay all or most of the cost of projects without assistance from suppliers. Our working capital deficit at September 30, 2022 was $(1,654,326) and it was $(1,886,313) at December 31, 2021. This decrease of $231,987 was primarily due to increases in incomplete projects which were finished and the liability change occurring therefrom. Bank financing has not been available to the Company, but we have been able to increase our credit lines with our suppliers because of good credit. There are no material covenants on our credit lines, normally due in 30 days since they are standard in the industry and the balances vary daily. Most are personally guaranteed by the Officer of the Company.

The total borrowings from Directors and officers totaled $663,328 including accrued interest of $175,236 on September 30, 2022. There are no existing agreements or arrangement with any Director to provide additional funds to the Company.

During the nine and twelve months ended September 30, 2022 and December 31, 2021 there were no transactions, or proposed transactions, which have materially affected or will materially affect the Company in which any director, executive officer, or beneficial holder of more than 5% of the outstanding common, or any of their respective relatives, spouses, associates, or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, September 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including the Company’s Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms. Based upon that evaluation, the Chairman/CEO and the Chief Financial Officer concluded that our disclosure controls and procedures are not currently effective in timely alerting them to material information relating to the Company required to be included in the Company’s period SEC filings. The Company is attempting to expand such controls and procedures, however, due to a limited number of resources the complete segregation of duties is not currently in place.

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

November 21, 2022

ABCO ENERGY, INC

/s/ David Shorey
David Shorey
Title: President &
Chief Executive Officer (CEO)

/s/David Shorey
David Shorey
Chief Financial Officer (CFO)
Principal Accounting Officer (PAO)