Form 10-K
period 2022-12-31
ABCO Energy, Inc.
filed 2023-04-17
CIK 1300938

As filed with the SEC on April 17, 2023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

Commission File Number 000-55235

ABCO ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada		46-5342309
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

2505 N. Alvernon Way Tucson, Arizona	85712	(520) 777-0511
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON STOCK	ABCE	OTC PINK MARKET

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large, accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b- 2 of the Exchange Act.

Large Accelerated ☐	Accelerated filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐ No ☒

As of April 17, 2023, the aggregate market value of common stock held by non-affiliates was approximately $88,516 using the closing price on that day of $0.001.

As of April 17, 2023, there were 260,515,166 shares of registrant’s common stock outstanding.

EXPLANATORY NOTE

The Purpose of this Explanatory Note is to explain that we labeled each page of the financial statements for the two fiscal year ended December 31, 2022, were labeled as UNAUDITED. The financial statements contained in this Form 10K have not been audited. Management or its representatives are in the process of completing the audit of the Company’s financial statements as of December 31, 2021, and at December 31, 2022, with its new auditors. Once the audits at December 31, 2021 and at December 31, 2022, are finished and the Form 10-K at December 31, 2021 and the Form 10-K at December 31, 2022 are filed, the new auditors will then do Reviews of each of the Form 10-Q due between the 2021 and 2022 audits and any 10-Q’s filed in 2023 through the date hereof.

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

A 170 to 1 Reverse Stock Split became effective with the Financial Industry Regulatory Authority (“Finra”) on January 4, 2021, when our common stock began to trade on a reverse split adjusted basis. All per share numbers and share prices included herein have been adjusted to reflect this Reverse Stock Split, including the audited financial statements.

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

This Annual Report on Form 10-K includes the accounts of ABCO Energy, Inc., a Nevada Corporation, (“Company”) and its wholly owned subsidiaries, as follows, collectively referred to as “we”, “us” or the “Company”. Wholly owned subsidiaries include:

●	ABCO Solar, Inc., an Arizona Corporation
●	ABCO Air Conditioning Services, Inc., an Arizona Corporation
●	Alternative Energy Finance Corporation, (AEFC), a Wyoming LLC Company
(provides funding for leases of Solar systems)
●	Alternative Energy Finance Corp., an Arizona Corporation

ITEM 1. BUSINESS.

OVERALL STRATEGIC DIRECTION

The Company is in the Photo Voltaic (PV) solar systems industry, the LED and energy efficient lighting business, is an air conditioning system contractor (HVAC) and is an electrical product and services supplier. The Company plans to build out a network of operations, through internal growth and acquisitions, in major cities in the USA to establish a national base of PV suppliers, lighting suppliers, HVAC and electrical service operations centers. This combination of services, solar PV, solar AC Systems, lighting and electric, provides the Company with a solid base in the electrical services business and a solid base in the growth markets of solar PV industry and the LED lighting industry.

OVERVIEW

As of December 31, 2022, we operated in Tucson and Phoenix, Arizona. We believe that the solar and energy efficiency business functions better if the employees are local individuals working and selling in their own community. Our customers have indicated a preference for dealing with local firms and we will continue our focus on company-owned integrated product and services offices. Once a local firm is established, growth tends to come from experience, quality and name recognition. We remain committed to high quality operations.

Our unaudited statements for the years ended December 31, 2022, and 2021 are presented below with major category details of revenue and expense including the components of operating expenses.

DESCRIPTION OF PRODUCTS

ABCO sells and installs Solar Photovoltaic electric systems that allow the customer to produce their own power on their residence or business property. These products are installed by our crews and are purchased from both the USA and offshore manufacturers. We have available and utilize many suppliers of US manufactured solar products from such companies as Peimar, Mia Soleil, Canadian Solar, Boviet, Westinghouse Solar and various Korean, German, Italian and Chinese suppliers. In addition, we purchase from several local and regional distributors whose products are readily available and selected for markets and prices. ABCO offers solar leasing and long-term financing programs from Service Finance Corporation, Green Sky, AEFC and others that are offered to ABCO customers and other marketing and installation organizations.

ABCO also sells and installs energy efficient lighting products, solar powered streetlights, and lighting accessories. ABCO contracts directly with manufacturers to purchase its lighting products which are sold to residential and commercial customers.

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

ABCO Solar offers solar systems “Operations and Maintenance Services” to residential and commercial customers that have solar systems built by ABCO or other solar installers. Many installers have gone out of business and ABCO’s service enables these customers’ system to continue to operate. ABCO’s service enables customers to maintain their warranties, remove and replace their systems for roof maintenance, clean solar panels and to maintain peak efficiency. ABCO now operates and maintains systems in many cities in Arizona and intends to continue to expand this operation and maintenance segment of its business.

COMPETITION

The solar power market itself is intensely competitive and rapidly evolving. Price and available financing are the principal methods of competition in the industry. Based upon these two criteria, our position in the industry is relatively small. There is no competitive data available to us in our competitive position within the industry. Our competitors have established market positions more prominent than ours, and if we fail to attract and retain customers and establish a successful distribution network, we may be unable to achieve sales and market share. There are several major multi-national corporations that produce solar power products, including Suntech, Sunpower, First Solar, Kyocera, Sharp, GE, Mitsubishi, Solar World AG and Sanyo. Also, established integrators are growing and consolidating, including GoSolar, Sunwize and Sunenergy and we expect that future competition will include new entrants to the solar power market. Further, many of our competitors are developing and are currently producing products based on new solar power technologies that may have costs similar to, or lower than, our projected costs.

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
4.	We have the same products but must pay more because of the volume. This will be a price consideration in bidding competition
5.	We are a small company that may not be able to compete because we do not have experience or working capital adequate to compete with other companies.

CURRENT BUSINESS FOCUS

We have developed very good promotional material and advertising products. We have developed key messages and promotional pieces that are relevant to our business and inexpensive to produce. We have built an informative and interactive web site that will allow people to assess their requirements and partially build and price a system, much like the automobile dealers utilize. Additional sales promotion will increase when we have secured outside financing or increased sales through direct sales efforts. Readers should review our websites at www.abcosolar.com and www.abcoac.com.

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

Most of these programs are slated for expiration at differing times in the future. The federal tax credit (ITC) of 30% of installation cost expired at the end of 2019 but was slated to continue at reduced rates through 2024. The 2020 and 2021 rate was 26%. During 2022, Congress passed an extension of the ITC, raising it to 30% for solar installations completed between 2022-2032. The customers benefit from the federal and state tax credits which pass through to the owners of the solar systems. Investors often require the ownership to remain in their hands so that the tax credits can be passed through to them. This results in a lesser amount to finance and a benefit to the lessee because it lowers the lease payments. We emphasize that we cannot predict any future or the outcome of unknowns. State rebate mandates and state tax credits are variable by state. All of these programs provide incentives for our customers that result in reduced costs. The price of solar products has also been reduced drastically in the past few years which is helping to balance the reduction of the subsidies.

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

CUSTOMER BASE

Referrals are important in any market and time in business makes the customer base grow. No customer represented a significant percentage of the Company’s total revenue in the fiscal years ended December 31, 2022, or 2021. The company believes that the knowledge, relationships, reputation and successful track record of its management will help it to build and maintain its customer base.

EXPERIENCED MANAGEMENT

The Company believes that it has experienced management. ABCO’s president, David Shorey, has 15 years of experience in the sales and installation of solar products and more than 40 years of business experience. Mr. Shorey has the ability and experience to attract and hire experienced and talented individuals to help manage the company.

ABCO has several experienced and long-term employees on staff with a number of years of experience in the provision of electrical services including lighting, HVAC and solar installations. The Company believes that the knowledge, relationships, reputation and successful track record of its management will help it to build and maintain its customer base.

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

EMPLOYEES

The Company presently has [twelve [12]] full-time employees with [four [4]] in management, and [two [2]] in sales and the balance are in various labor crew positions. The Company anticipates that it will need to hire additional employees as the business grows. In addition, the Company may expand the size of our Board of Directors in the future. Mr. Shorey devotes full time (40 plus hours) to the affairs of the Company. No employees are represented by a union and there have not been any work stoppages.

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

●

The date on which we are deemed to be “large, accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We will qualify as a “large, accelerated filer” as of the first day of the first fiscal year after we have (i) more than $700 million in accelerated common equity held by our non-affiliated shareholders and (ii) been public for at least 12 months. The value of our outstanding common equity will be measured each year on the last day of our second fiscal quarter.

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

COVID-19 DISCLOSURE

COVID-19 is currently impacting countries, communities, businesses, and markets, as well as global financial condition and results of operations for 2022 and 2021. We believe that it could have a bearing on our ability to follow through with our business plan for the next 12 months, including our ability to obtain necessary financing.

While acknowledging that the impact of COVID-19 and the new Omicron variant is evolving rapidly and involves uncertainties, the SEC encourages companies to provide disclosures that allow investors to evaluate the current and expected impact of COVID-19 and the new Omicron variant through the eyes of management. The SEC also encourages companies to proactively update disclosures as facts and circumstances change. To that end, we have endeavored to address, where applicable, how COVID-19 and the new Omicron variant have impacted on our financial conditions in MD&A. We do not know how COVID-19 and the new Omicron variant will impact future operating results and our long-term financial condition. We have indicated what our overall liquidity position is now, but we cannot predict the long-term outlook. COVID-19 has had a negative effect on fund raising and both may have a negative effect on our ability to service our debt on a timely basis. We do not currently anticipate any material impairment including increases in allowances for bad debt, restructuring charges or other changes which could have a material impact on our financial statements on a timely basis. We do not expect to experience any significant challenges to implementing our business continuity plans nor do we expect COVID-19 to materially affect the demand for our services nor do we see any material change in the relationship between cost and services. The supply chain disruption and the new Omicron variant have not had any significant effect on our operations to date.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company purchased land and buildings for its operations on December 31, 2019, and moved into the property in October 2020. The property consists of 4800 square foot of office and 1200 square foot of warehouse space and approximately one-half acre of land. The entire cost of the property was $325,000 plus closing costs. The property was financed by a $25,000 loan from Green Capital (GCSG) and a mortgage from the seller for the balance. The purchase price was allocated between Building $125,000 and Land $200,000. The previously occupied space was abandoned at the end of its lease and the Company wrote off the cost of abandoned leasehold improvements in 2020. The Company considers these facilities adequate for current operations level and for substantial growth in the future. Additional space is available in the current locations if needed. ABCO added a full solar electric array to our property during the year ended December 31, 2022 and currently enjoys substantially reduced electric bills.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

A VERY LIMITED MARKET FOR OUR SHARES

Our shares are listed on the OTC PINK Market under the symbol ABCE. On December 31, 2022, there were approximately 210 record holders of Company shares, not including all unknown names in the transfer system “CEDE”.

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

We are currently trading on the gray Market after OTC Markets removed ABCO from the OTC Pink Market for failure to file audited financial statements for the fiscal years ended December 31, 2020, 2021 and for 2022 (“Audited Financial Statements”). Upon filing of the Audited Financial Statements for the 3 years ended 12/31/22, we be reinstated on the OTC Pink Market.

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

MARKET INFORMATION HOLDERS

As of April 1, 2023, we had approximately 210 shareholders of record of our common stock. The number of record holders was determined from the records of our transfer agent. Shareholders not included on the transfer agents listing include shareholders from other sources including beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies for which we have no record. The transfer agent of our common stock is VStock Transfer LLC, 18 Lafayette Place, Woodmere, New York, 17598.

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

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors not currently known to management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and business and operations of the Company. No assurances are made that the actual results of operations or the results of our future activities will not differ materially from our assumptions. Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for materials, and competition.

RESULTS OF OPERATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2022, AND 2021

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes. This discussion and analysis contain certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for fiscal 2022 and 2021, cash requirements, and our expansion plans. Only statements which are not historical facts are forward-looking and speak only as of the date on which they are made. Information included in this discussion and analysis includes commentary on company-owned offices and sales volumes. Management believes such sales information is an important measure of our performance and is useful in assessing consumer acceptance of the ABCO Energy Business Model and the overall health of the Company. All our financial information is reported in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Such financial information should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP.

OVERVIEW

As of December 31, 2022, we operated in Tucson and Phoenix, Arizona. The Company’s plan is to expand to more locations in North America in the next year. We believe that the solar and energy efficiency business functions better if the employees are local individuals working and selling in their own community. Our customers have indicated a preference for dealing with local firms and we will continue our focus on company-owned integrated product and services offices. Once a local firm is established, growth tends to come from experience, quality and name recognition. This will result in larger contracting jobs, statewide expansion and growth in revenue. We remain committed to high quality operations.

Our operating results for the years ended December 31, 2022, and 2021 are presented below with major category details of revenue and expense including the components of operating expenses. The footnotes to the financial statements disclose the related party transactions of Officer, Directors and other related parties.

FISCAL YEAR ENDED DECEMBER 31, 2022, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2021

Sales increased to $1,980,504 in 2022, an increase of $608,094 or 45% over 2021 sales of $1,372,410. The Covid 19 Pandemic, Lack of funds and available staff has reduced our ability to maintain our sales momentum. Our experience has shown us that there is going to be such pressure on our market, and we are changing to prevent decreases in sales in the future. We have added new products and new sales personnel and intend to find merger and acquisition funding and acquisition or merger candidates during the current year. There is no assurance that ABCO will be able to accomplish these goals in the coming year.

Cost of sales increased by $328,831, or 35% to $1,277,722 in 2022 from $948,891 in 2021 due primarily to the increase in sales. The Company also changed its focus from residential installations to a commercial focus in order to meet changes in the market. Gross margin as a percentage of total sales was at 36% in 2022 from 31% in 2021, primarily due to higher margins associated with commercial jobs and better management of costs on the larger commercial jobs in 2022. We hope to bid these contracts more favorably in the future to prevent negative cost of sales numbers. We hope that more efficient production and a sales mix shift to the higher profit commercial market emphasis will improve these numbers.

General and administrative expenses increased by $246,785 to $1,093,425 in 2022 from $846,640 in 2021 due primarily to increases in stock-based compensation to management which accounted for more than the total increase for the period. We also decreased our administration staff from 2021 in order to control operating expenses and to closely administer public company expenses.

Net loss from operations decreased by $626,280 to $(43,626) for the year ended December 31, 2022, as compared to a loss from operations of $(669,906) for the year ended December 31, 2021. This increase is attributable to expenses from stock-based compensation and financing. We had similar margins in 2022 as in 2021 due to the emphasis on commercial projects.

Total Net loss for the twelve months ended December 31, 2022, was $(173,259) and $(668,375) for the year ended December 31, 2021. This decrease is attributable to expenses from stock-based compensation, financing and professional fee charges in 2022 that did not occur in 2021.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements have been for carrying cost of accounts receivable and inventory during and after completion of contracts. This process can easily exceed 90 days and requires the contractor to pay all or most of the cost of the project without assistance from suppliers. Our working capital on December 31, 2022, was $(1,597,509) and it was $(1,390,788) on December 31, 2021. This decrease of $206,721 was primarily funded by our officer’s loans and private equity offerings.

ABCO Energy has decreased its loan obligations or long-term debt in 2022 and 2021. Our long-term debt net of current portion totaled $454,041 on December 31, 2022, and $495,525 on December 31, 2021, due mainly to the payments on SBA loans and equipment purchase loans obtained by the Company.

On December 31, 2022, and 2021, the Company owed its President and Director $634,733 and $533,244 respectively on demand notes. This is an increase of $101,489 which represents an additional loan from the President of ABCO.

Bank financing has not been available to the Company.

STATEMENTS OF CASH FLOWS

During the years ended December 31, 2022, and 2021 our net cash used in operating activities was $5,487 and $(612,949) respectively. Net cash used by operating activities in the period ended December 31, 2022, and 2021 consisted primarily of net loss from operations adjusted for non-cash expenses, stock-based compensation expense and a decrease in accounts payable and accrued expenses.

Net cash provided by (used in) investing activities for the years ended December 31, 2022, and 2021 was $(25,788) and $667 respectively. This is primarily due to the purchase of autos for operations and investment in our building improvements, including the addition of a solar array. Net cash provided by financing activities for the years ended December 31, 2022, and 2021 was $8,988 and $589,428 respectively. Net cash provided by financing activities for 2022 and 2021 resulted primarily from the issuance of common stock and the conversion of convertible debt into common stock and officer’s loans.

Since our inception on August 8, 2008, through December 31, 2022, we have incurred net losses of $(7,919,619), including the effects of derivatives on convertible debt totaling $2,305,951 and stock-based compensation of $562,699 over the last few years. Our cash and cash equivalent balances were $20,101 and $31,414 as of December 31, 2022, and 2021 respectively. On December 31, 2022, we had total liabilities of $2,783,415 as opposed to $2,249,620 on December 31, 2021, an increase of $533,795. Most of the increase occurred because of the SBA long term loan, officer’s loans, the auto purchases, excess billings on contracts in process and derivative liabilities.

We plan to satisfy our future cash requirements, primarily the working capital required for the marketing of our products and services, by additional financing and more operations income. This will likely be in the form of future debt or equity financing. Based on our current operating plan, we have sufficient working capital to sustain operations in the short term if we do not expand our business. We will not, however, be able to reach our goals and projections for multistate expansion without a cash infusion. We expect that our revenue will increase at a steady pace and that this volume of business will result in profitable operations in the future.

OFF BALANCE SHEET TRANSACTIONS

The Company has no off-balance sheet transactions during the years ended December 31, 2022, and 2021.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8. FINANCIAL STATEMENTS.

ABCO ENERGY, INC.

FOR CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM IS NOT INCLUDED. SEE THE EXPLANATORY NOTE ON PAGE 3 HEREIN ABOVE RESPECTING THE LACK OF THE AUDITED REPORT.

ABCO ENERGY, INC.

UNAUDITED

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022, and 2021

	December 31 2022	December 31 2021
ASSETS
Current Assets
Cash	$20,101	$31,414
Accounts receivable on completed projects	94,121	33,772
Costs and estimated earnings on contracts in progress	617,549	298,121
Total Current Assets	731,771	363,307
Fixed Assets
Fixed assets – net of accumulated depreciation	391,903	378,891
Other Assets
Investment in long term leases	3,431	3,641
Total Other Assets	3,431	3,641
Total Assets	$1,127,105	$745,839
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$541,752	$521,819
Short term notes payable	117,687	155,979
Excess billing on contracts in progress	549,900	268,435
Notes payable from officers	634,733	533,244
Derivative liability on convertible debt	268,311	-
Convertible debentures – net of discount	175,000	233,810
Current portion of long-term debt	41,991	40,808
Total Current Liabilities	2,329,374	1,754,095

Long term debt, net of current portion	454,041	495,525

Total Liabilities	2,783,415	2,249,620
Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred stock, 100,000,000 shares authorized, $0.001 par value, and 12,800,000 shares issued and outstanding on December 31, 2022, and on December 31, 2021	12,800	12,800
Common stock, 2,000,000,000 shares authorized, $0.001 par value, 260,515,166 and 255,308,636 issued and outstanding on December 31, 2022, and December 31, 2021, respectively	260,515	255,309
Additional paid-in capital	5,989,994	5,982,752
Accumulated deficit	(7,919,619)	(7,754,642)
Total Stockholders’ Deficit	(1,656,310)	(1,503,781)
Total Liabilities and Stockholders’ Deficit	$1,127,105	$745,839

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.

UNAUDITED

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022, and 2021

	December 31, 2022	December 31, 2021
Revenues, net	$1,980,504	$1,372,410
Cost of Sales	1,277,722	948,891
Gross Profit	702,782	423,519

Operating Expenses:
Payroll	185,047	217,735
Stock based compensation	-	300,700
Advertising and marketing	44,617	53,372
Consulting expense	60,000	69,703
Corporate expense	48,871	62,648
Insurance	76,597	75,768
Professional fees	13,764	35,227
Rent	-	10,049
Other selling and administrative expense	317,512	268,223
Total operating expense	746,408	1,093,425

Net (Loss) from operations	(43,626)	(669,906)

Other expenses:
Interest expense, net	(83,180)	(64,475)
Amortization of original issue discount	(9,127)	(33,543)
Change in derivative liability (Gain) Loss	(169,277)	(12,792)
Finance Fees – derivatives	-	(93,706)
Loss on sale of vehicles	(4,027)
Gain on extinguishment of debt	135,978	206,047
Total other expenses	(129,633)	1,531

Net (Loss) before provision for income taxes	(173,259)	(668,375)

Provision for income tax	-	-

Net (loss)	$(173,259)	$(668,375)

Net (loss) Per Share (Basic and Fully Diluted)	$(0.01)	$(0.01)

Weighted average number of common shares used in the calculation	257,911,901	135,505,337

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2022 (UNAUDITED)

	Common Stock
	Shares	Amount $0.001 Par	Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance on January 1, 2022	255,308,636	$255,309	$12,800	$5,982,752	$(7,754,642)	$(1,503,781)
Common Shares issued for warrants net of expenses	5,206,530	5,206		36,811		42,017
Loss on warrants for payment of debt				(29,569)		(29,569)
Equity consolidation with AEFC					8,282	8,282
Net loss for the years ended December 31, 2022					(173,259)	(173,259)
Balance at December 31, 2022	260,515,166	260,515	12,800	5,989,994	(7,919,619)	(1,656,310)

ABCO ENERGY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2021 (UNAUDITED)

	Common Stock
Shares are recast in 2021 and 2020 for 170 for 1 reverse of common stock	Shares	Amount $0.001 Par	Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance - December 31, 2020, UNAUDITED	15,702,037	$15,702	$30,000	$5,456,438	$(7,086,267)	$(1,584,127)

Common shares issued for warrants under private placement offering - net of expenses	11,864,969	11,865		96,635		108,500
Common shares issued for conversion of convertible debenture notes - net of expenses	48,121,630	48,122		291,399		339,521
Common shares issued for compensation to insiders	172,000,000	172,000	(17,200)	17,200		172,000
Common shares issued for compensation to non-insiders	7,620,000	7,620		121,080		128,700
Net (loss) for the year					(668,375)	(668,375)
Balance - December 31, 2021, UNAUDITED	255,308,636	$255,309	$12,800	$5,982,752	$(7,754,642)	$(1,503,781)

ABCO ENERGY, INC.

UNAUDITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022, and 2021

	December 31	December 31
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(173,259)	$(668,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,986	14,683
Change in amortizable debt discount on convertible debt	9,127	(33,543)
Shares issued to officers and consultants	-	300,700
Change in derivative liability	268,311	-
Derivative liability (Gain) Loss	(169,277)	(12,792)
Finance fees on derivatives	-	(93,706)
Increase (decrease) in billings in excess of costs on incomplete contracts	281,465	-
Gain (loss) on extinguishment of debt	135,978	206,047
Changes in operating assets and liabilities:
Changes in Accounts receivable	(60,349)	(30,329)
Change in accounts receivable on incomplete contracts	(319,428)	(290,472)
Accounts payable and accrued expenses	19,933	(5,162)
Net cash used in operating activities	5,487	(612,949)

Cash Flows used in Investing Activities:
Cash paid for land and building	(21,851)	(10,044)
Purchase of equipment	(4,147)	10,357
Proceeds from investments in long term leases	210	354
Net cash used in investing activities	(25,788)	667

Cash Flows from Financing Activities:
Proceeds from sale of common stock net of expenses	4,166	448,021
Proceeds from convertible debenture	(58,810)	92,785
Payments on financial institution loans	(37,857)	-
Proceeds (Payments) on related party notes payable	101,489	221,904
Increase in loans from material lenders	-	(18,140)
Proceeds (Payment) on long term debt	-	36,338
Payments on short term debt	-	(191,480)
Net cash provided by financing activities	8,988	589,428
Net increase (decrease) in cash	(11,313)	(22,854)
Cash, beginning of period	31,414	54,268
Cash, end of period	$20,101	$31,414

Supplemental disclosures of cash flow information:
Cash paid for interest	$83,180	$64,475
Proceeds from SBA loan 30 years	-	149,900
Proceeds from SBA payroll loan EIDL loan forgiveness	(135,978)	(123,999)

Supplemental Disclosure of Non-cash investing and financing activities:
Shares issued or to be issued for services	$-	$300,700
Common shares issued for conversion of convertible debenture notes - net of expenses	-	339,521

See accompanying notes to the consolidated financial statements.

ABCO ENERGY, INC.

UNAUDITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND

DECEMBER 31, 2021

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

The Company is in the Photo Voltaic (PV) solar systems industry, the LED and energy efficient commercial lighting business and is an electrical product and services supplier. In 2018 ABCO entered the HVAC business with the acquisition of a small company’s assets and qualifying license. The Company plans to build out a network of operations in major cities in the USA to establish a national base of PV, HVAC, lighting and electrical service operations centers. This combination of services, solar and electric, provides the Company with a solid base in the standard electrical services business and a solid base in the growth markets of the solar systems industry.

DESCRIPTION OF PRODUCTS

ABCO sells and installs Solar Photovoltaic electric systems that allow the customer to produce their own power on their residence or business property. These products are installed by our crews and are purchased from both the USA and offshore manufacturers. We have available and utilize many suppliers of US manufactured solar products from such companies as Mia Soleil, Canadian Solar, Westinghouse Solar and various Italian, Korean, German, and Chinese suppliers. In addition, we purchase from several local and regional distributors whose products are readily available and selected for markets and price. ABCO offers solar leasing and long-term financing programs from Service Finance Corporation, Green Sky, AEFC and others that are offered to ABCO customers and other marketing and installation organizations.

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND

DECEMBER 31, 2021

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

ABCO Solar offers solar systems “Operations and Maintenance Services” to residential and commercial customers that have solar systems built by ABCO or other solar installers. Many installers have gone out of business and ABCO’s service enables these customers’ system to continue to operate. ABCO’s service enables customers to maintain their warranties, remove and replace their systems for roof maintenance and to maintain peak efficiency. ABCO now operates and maintains systems in many cities in Arizona and intends to continue to expand this operation and maintenance segment of its business.

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

Revenue Recognition

The Company generates revenue from sales of solar products, LED lighting, installation services and leasing fees. During the last two fiscal years, the company had product sales as follows:

Sales Product and Services Description	December 31, 2022		December 31, 2021
Solar PV residential and commercial sales	$1,421,009	72%	$1,181,805	86%
Air conditioning sales and service	448,372	23%	65,128	5%
Energy efficient lighting & other income	110,848	5%	125,165	9%
Interest Income	275	-%	312	-%
Total revenue	$1,980,504	100%	$1,372,410	100%

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

ABCO ENERGY, INC.

UNAUDITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND

DECEMBER 31, 2021

Our revenue recognition is recorded on the percentage of completion method for sales and installation revenue and on the accrual basis for fees and interest income. We recognize and record income when the customer has a legal obligation to pay. All our revenue streams are acknowledged by written contracts for any of the revenue we record. There are no differences between major classes of customers or customized orders. We record discounts, product returns, rebates and other related accounting issues in the normal business manner and experience a very small number of adjustments to our written contractual sales. There are no post-delivery obligations because warranties are maintained by our suppliers. Our lease fees are earned by providing services to contractors for financing solar systems. Normally we will acquire the promissory note (lease) on a leased system that will provide cash flow for up to 20 years. Interest is recorded in the books when earned on amortized leases.

Accounts Receivable and work-in-progress

The Company recognizes revenue upon delivery of products to customers and does not make bill-and-hold sales. Contracts spanning reporting periods are recorded on the percentage of completion method, based on the ratio of total costs to total estimated costs by project, for recognition of revenue and expenses. Accounts receivable include fully completed and partially completed projects and partially billed statements for completed work and product delivery. The Company records a reserve for bad debts in the amount of 2% of earned accounts receivable. When the Company determines that an account is uncollectible, the account is written off against the reserve and the balance to expense. If the reserve is deemed to be inadequate after annual reviews, the reserve will be increased to an adequate level.

Inventory

The Company records inventory of construction supplies at cost using the first in first out method. After reviewing the inventory on an annual basis, the Company discounts all obsolete items to fair market value and has established a valuation reserve of 10% of the inventory at total cost to account for obsolescence. As of December 31, 2019, all inventory was written off resulting in balances on December 31, 2022, of $0 and on December 31, 2021, of $0.

Income Taxes

The Company has net operating loss carryforwards as of December 31, 2022, totaling approximately $5,059,251 net of accrued derivative liabilities and stock-based compensation, which are assumed to be non-tax events. A deferred 21% tax benefit of approximately $1,062,442 has been offset by a valuation allowance of the same amount as its realization is not assured. The full realization of the tax benefit associated with the carry-forward depends predominately upon the Company’s ability to generate taxable income during future periods, which is not assured.

The Company files in the US only and is not subject to taxation in any foreign country. There are three open years for which the Internal Revenue Service can examine our tax returns so 2019, 2020 and 2021 are still open years and 2022 will replace 2019 when the tax return is filed.

Fair Values of Financial Instruments

ASC 825 requires the Corporation to disclose the estimated fair value for its financial instruments. Fair value estimates, methods, and assumptions are set forth as follows for the Corporation’s financial instruments. The carrying amounts of cash, receivables, other current assets, payables, accrued expenses and notes payable are reported at cost but approximate fair value because of the short maturity of those instruments.

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND

DECEMBER 31, 2021

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

Per Share Computations

Basic net earnings per share are computed using the weighted-average number of common shares outstanding, which was 260,515,166 on December 31, 2022 and 255,308,636 on December 31, 2021. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and the dilutive potential common shares outstanding during the period. All shares were considered anti-dilutive on December 31, 2022, and 2021. Potentially dilutive share issues are: 1) all unissued common shares sold, 2) all convertible debentures have a possibility of a large number of shares being issued and would result in a larger number of shares issued if the price remains low, 3) the preferred stock of the company held by insiders is convertible into common shares and the preferred stock is voted on a 20 to 1 basis, 4) all options issued. All of the above are potentially dilutive items.

ABCO ENERGY, INC.

UNAUDITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND

DECEMBER 31, 2021

Stock subscriptions executed under an earlier offering included a provision whereby ABCO agrees to pay a dividend (defined as interest) of from 6% to 12% of the total amount invested for a period of one year from receipt of the invested funds. This dividend (defined as interest) is allocated between the broker and the investor with amounts paid to the broker treated as a cost of the offering and netted against additional paid in capital and amounts paid to the investor treated as interest expense. Total amounts paid or accrued under this agreement and charged to additional paid-in capital for the years ended December 31, 2022, and 2021, amounted to $0 and $0, respectively. Total amounts paid under this agreement and charged to interest expense for the years ended December 31, 2022, and 2021, amounted to $0 and $0, respectively. The accrued balance due on this obligation to shareholders totals $49,290 on December 31, 2022, and 2021.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. The Company incurred a net loss of $(173,259), the net cash flow used in operations was $5,487 and its accumulated net losses from inception through the period ended December 31, 2022, is $(7,919,619), which raises substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s development activities since inception have been financially sustained through capital contributions from shareholders.

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

Note 4 – Accounts Receivable

Accounts receivable as of December 31, 2022, and 2021, consists of the following:

Description	December 31, 2022	December 31, 2021
Accounts receivable on completed contracts	$94,121	$33,772
Costs and estimated earnings on contracts in progress	617,549	298,121
Total	$711,670	$331,893

Costs and Estimated Earnings on projects are recognized on the percentage of completion method for work performed on contracts in progress on December 31, 2022, and December 31, 2021.

The Company records contracts for future payments based on contractual agreements entered into at the inception of construction contracts. Amounts are payable from customers based on milestones established in each contract. Larger contracts are billed and recorded in advance and unearned profits are netted against the billed amounts such that accounts receivable reflect current amounts due from customers on completed projects and amounts earned on projects in process are reflected in the balance sheet as costs and estimated earnings in excess of billings on contracts in progress. Excess billings on contracts in process are recorded as liabilities and were $549,900 on December 31, 2022, and $268,435 on December 31, 2021.

ABCO ENERGY, INC.

UNAUDITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND

DECEMBER 31, 2021

Note 5 – Inventory

The inventory of construction supplies not yet charged to specific projects was $0 on December 31, 2022, and $0 as of December 31, 2021. The Company values items of inventory at the lower of cost or net realizable value and uses the first in first out method to charge costs to jobs. The Company wrote off all of its inventory during 2018.

Note 6 – Investment in long term leases

Long term leases recorded on the consolidated financial statements were $3,431 on December 31, 2022, and $3,641 at December 31, 2021, respectively.

Note 7 – Fixed Assets

The Company has acquired all its office and field work equipment with cash payments and financial institution loans. The total fixed assets consist of land and building, vehicles, office furniture, tools and various equipment items and the totals are as follows:

	December 31,	December 31,
Asset	2022	2021
Land and Building	$358,295	$336,444
Equipment	167,781	163,634
Accumulated depreciation	(134,173)	(121,187)
Fixed Assets, net of accumulated depreciation	$391,903	$378,891

Depreciation expenses for the years ended December 31, 2022, and 2021 were $12,986 and $14,683 respectively.

On December 31, 2019, the Company purchased a building at 2505 N Alvernon consisting of 4,800 SF building and approximately ½ acre of land. The property was financed by a $25,000 loan from Green Capital (GCSG) and a mortgage from the seller for the $300,000 balance. The purchase price was $325,000 plus closing costs of $1,400. During 2021 the Company invested $10,044 in improvements to the attached warehouse on the property. During 2022 the company added a solar array at a cost of $21,851.

Note 8 – Notes Payable to Officer

Notes payable to Officer as of December 31, 2022, and December 31, 2021, have a current balance of $634,733 and $533,244 as of December 31. The note is a secured demand note and bears interest at 12% per annum. This note resulted in an interest charge of $134,817 accrued and unpaid on December 31, 2022, and $83,258 on December 31, 2021. The Note was converted to a secured note on April 1, 2021, granting a security interest in all assets of the Company.

ABCO ENERGY, INC.

UNAUDITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND

DECEMBER 31, 2021

Note 9 – Short Term Notes Payable

Description	December 31, 2022	December 31, 2021
Bill’d Exchange, LLC, an equipment capital lender, initial financing August 2, 2019, finances equipment for commercial contracted customers in varying amounts – Now included in Accounts Payable - Vendors	$-	$20,000
Merchant loan – Green Capital -This note has been written off	-	7,747
SBA loan for payroll This loan has been forgiven by the SBA	-	128,232
Note due to former Director	60,000	-
Interest on Directors note	57,687	-
Total	$117,687	$155,979

The Former Director of ABCO Energy made a loan to the Company in 2010 in the amount of $60,000 for initial working capital. This demand note provides for interest at 12% per annum and is unsecured. This note resulted in an accrued interest total of $57,687 accrued and unpaid on December 31, 2022 and $50,465 at December 31, 2021.

Bill’d Exchange, LLC, a customer equipment capital lender, made their initial financing on August 2, 2019. They finance equipment for commercial contracted customers in varying amounts. These loans bear interest at varying rates and are paid weekly for the amount of interest due on the account at each date. Each loan is secured by the accounts receivable from the customer and by the personal guarantee of an affiliated officer of ABCO Solar, Inc. On March 2, 2021, the Company made an agreement to pay $20,000 to settle this note in 5 payments of $4,000. This note is classified as short-term debt but is included in accounts payable in 2022. The balance on December 31, 2022 was recorded as a vendor in accounts payable and $20,000 on December 31, 2021.

On December 31, 2019, ABCO borrowed $25,000 from Green Capital Funding, LLC. The proceeds from this loan were used to acquire the real estate purchased on the date of the loan. This unsecured loan bears interest at approximately 36% and has a repayment obligation in the amount of $35,250 in 76 payments. The unpaid balance of principal and interest on December 31, 2020, was $11,748 after several months of daily payment and a default on February 18, 2020, due to the reduction in business from Covid-19. As of the date of filing this report, no arrangements for resuming payments had been accomplished however the Company has been paying $1,000 per month for several months. As of December 31, 2022, the Company has reduced the balance to $0.

On February 24, 2021, the Company executed a promissory note evidencing an unsecured loan (“Loan”) for $128,232 under the Paycheck Protection Plan (“PPP”). The terms of the Loan are 3.75% interest and delayed payments until notified. The Loan is from the Bank of America and is guaranteed by the SBA under the PPP program resulting from the COVID-19 pandemic. This Loan was forgiven during 2022.

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

ABCO ENERGY, INC.

UNAUDITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND

DECEMBER 31, 2021

Note 10 – Convertible debentures -net of discounts.

During the year ended December 31, 2022, the Company [partially] funded operations with borrowing on new convertible promissory notes. This table presents the positions on the notes as of December 31, 2022, and 2021.

Holder	Date of Loan	Loan amount	OID and discounts and fees	Interest rate	Balance December 31, 2022	Balance December 31, 2021
Power Up Lending Group, Ltd	3-29-21	$80,000	7,500	12%	$0	$0
Power Up Lending Group, Ltd	5-25-21	53,625	4,875	10%	0	0
Power Up Lending Group Ltd	10-06-21	50,000	$3,750	8%	53,750	53,750
6th Street Lending LLC	11-10-21	35,000	3,750	12%	38,750	38,750
6th Street Lending LLC	12-17-21	40,000	3,750	12%	43,750	43,750
6th Street Lending	2-22-22	35,000	3,750	12%	38,750	0
Oasis Capital	07-19-21	118,000	10,000	8%	0	7,653

Total convertible debt		$376,625	$33,625		175,000	143,883
Derivative liability - Net of OID					268,311	58,810
Less Original issue discounts					-	-
Balances at 12-31-22 and 2021					$443,311	$233,810

On March 29, 2021, the Board of Directors of the Company deem it in the best interests of the Company to enter into the Securities Purchase Agreement dated March 29, 2021 (the “Agreement”) with Power Up Lending Group Ltd. (“PowerUp”), in connection with the issuance of: (i) a promissory note of the Company, in the aggregate principal amount of $80,000.00 (including $7,500.00 of Original Issue Discount) (the “Note”), (ii) Three Hundred Seventy Three Thousand Three Hundred Thirty Three (373,333) restricted common shares of the Company (“Commitment Shares”) to be delivered to PowerUp in book entry with the Company’s transfer agent prior to the Closing Date, (iii) Seventy Hundred Forty Six Thousand Six Hundred Sixty Seven (746,667) restricted common shares of the Company (“Security Shares” and together with the Note and the Commitment Shares, collectively, the “Securities”) to be delivered to PowerUp in book entry with the Company’s transfer agent prior to the Closing Date; and in connection therewith to enter into an irrevocable letter agreement with Vstock Transfer LLC, the Company’s transfer agent, with respect to the reserve of shares of common stock of the Company to be issued upon any conversion of the Note (only upon default); the issuance of such shares of common stock in connection with a conversion of the Note (the “Letter Agreement”). The Conversion terms of this note allow for a 25% discount to the market based upon the price on the day before the announced date of conversion. The proceeds of this note were specifically slated for payment of the settlement of the Knight Capital Merchant Loan for $22,000 and the final payment of the Pearl Capital merchant note for $36,998. These discounted payoffs of these notes saved the company $26,446 plus future interest. During 2021 the Company paid $26,880 in payments on this note and PowerUp converted the balance of $62,720 into 3,318,505 shares of stock. The balance of this note on December 31, 2022, and December 31, 2021, is $0.

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

ABCO ENERGY, INC.

UNAUDITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND

DECEMBER 31, 2021

On September 30, 2021, the Board of Directors of the Company deem it in the best interests of the Company to enter into the Securities Purchase Agreement (the “Agreement”) with Power Up Lending Group Ltd. (“PowerUp”), in connection with the issuance of: (i) a promissory note of the Company, in the aggregate principal amount of $53,750 (including $3,750 for legal expenses.) (the “Note”), (ii) restricted common shares of the Company (“Commitment Shares”) to be delivered to PowerUp in book entry with the Company’s transfer agent prior to the Closing Date, to be issued upon any conversion of the Note (only upon default); the issuance of such shares of common stock in connection with a conversion of the Note (the “Letter Agreement”). The Conversion terms of this note allow for a 42% discount to the market based upon the lowest trading price during the 20-day period before the announced date of conversion. The balance of this note on December 31, 2021, is $53,750.

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

On July 19, 2021, The Company entered into a “Senior Secured Convertible Promissory Note” agreement with Oasis Capital, LLC in the amount of $118,000 that bears interest at 8% per annum. The first nine months of the interest was guaranteed. The note was secured with a securities purchase agreement that contained a $10,000 Original Issue Discount (OID) and an $8,000 transaction fee. The note was to be paid to ABCO (Borrower) in tranches as requested by the borrower. The first tranche paid was $20,000 and the note then accrued the $8,000 fee and prorated segment of $2,000 of the OID. The second tranche was for $25,000 and the prorated OID was $2,500. The company accrued interest of $1,090 on these two loans. As of December 31, 2021, the Company owed $7,653 on this note. The note also entitled Oasis to a warrant to acquire 7,379,612 shares of common stock. With the two tranches of borrowing, Oasis has earned 1,718,861 warrants. The balance on this note on December 31, 2022 is $0.

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

During 2021 Oasis converted $282,241 of debt consisting of payments of principal, interest and penalties and received 39,931,068 shares of common stock. In addition, Oasis received 5,545,039 shares of common stock upon exercise of warrants during 2021. On January 3, 2022, Oasis received an additional 5,206,350 common stock shares upon exercise of warrants during 2022.

The shareholders on January 11, 2021, authorized an increase in the Authorized Common Shares to 2,000,000,000 from 29,411,765. Our board of directors believes that it is desirable to have additional authorized shares of common stock available for possible future financing, acquisition transactions, joint ventures and other general corporate purposes. Our board of directors believes that having such additional authorized shares of common stock available for issuance in the future will give us greater flexibility and may allow such shares to be issued without the expense and delay of a special shareholders’ meeting unless such approval is expressly required by applicable law. Although such issuance of additional shares with respect to future financing and acquisitions would dilute existing shareholders, management believes that such transactions would increase the overall value of the Company to its shareholders.

ABCO ENERGY, INC.

UNAUDITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND

DECEMBER 31, 2021

Effective March 3, 2021, the Company issued an aggregate of 5,000,000 restricted common shares for services rendered, of which 500,000 were awarded to Wayne Marx, a former Officer and Director, 3,500,000 shares to an LLC controlled by David Shorey, President, CEO and CFO, and 1,000,000 shares to an outside consultant.

Note 11 – Derivative Instruments

The Financial Accounting Standard ASC 815 Accounting for Derivative Instruments and Hedging Activities require that instruments with embedded derivative features be valued at their market values. The Black Scholes model was used to value the derivative liability for the fiscal year ending December 31, 2022, and December 31, 2021. The initial valuation of the derivative liability on the non-converted common shares totaled $0 on December 31, 2022. This value includes the fair value of the shares that may be issued according to the contracts of the holders and valued according to our common share price at the time of acquisition.

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

The following table shows the change in the fair value of the derivative liabilities on all outstanding convertible debt on December 31, 2022, and on December 31, 2021:

Description	December 31, 2022	December 31, 2021
Purchase price of the convertible debenture - net of discount -total at year end	$175,000	$136,250
Derivative Valuation increase during the period	268,311	97,560
Balance of convertible debenture and derivative liability net of discount on the notes (See Consolidated Balance sheet liabilities)	$443,311	$233,810

Derivative calculations and presentations on the Statement of Operations
Loss on note issuance	$-	$106,498
Change in Derivative (Gain) Loss	(169,277)	-
Derivative Finance fees	-	(93,706)
Gain (loss) on extinguishment of debt derivatives only	-	-
Derivative expense charged to operations in 2020 and 2019 (See Consolidated Statement of Operations)	$(169,277)	$(12,792)

ABCO ENERGY, INC.

UNAUDITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND

DECEMBER 31, 2021

Note 12 – Long term debt

Holder	Date issued	Interest rate	Amount due December 31, 2022	Amount due December 31, 2021
Real Estate Note Allen-Neisen Family trust – Et. Al.	12-31-19	5.00%	$270,867	$280,811
US Treasury SBA guaranteed loan	07-21-20	3.75%	149,900	149,900
Ascentium Capital	10-01-18	13.00%	0	2,757
Charles O’Dowd	05-20-21	imputed	45,000	63,000
GMAC Chev truck	09-26-20	5.99%	14,697	19,725
Mechanics bank – Chev Truck	11-15-20	8.99%	15,568	20,140
Total long-term debt			496,032	536,333
Less Current portion			41,991	40,808
Total long-term debt			$454,041	$495,525

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

On July 21, 2020, the Company received an SBA loan from Bank of America in the amount of $149,900 that is guaranteed by the US Treasury Department. Installment payments, including principal and interest, of $731.00 monthly, will begin Twelve (12) months from the date of the promissory Note. The balance of principal and interest will be payable Thirty (30) years from the date of the promissory Note. Interest will accrue at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date(s) of each advance. Each payment will be applied first to interest accrued to the date of receipt of each payment, and the balance, if any, will be applied to the principal. For loan amounts of greater than $25,000, Borrower hereby grants to SBA, the secured party hereunder, a continuing security interest in and to any and all “Collateral” as described herein to secure payment and performance of all debts, liabilities and obligations of Borrower to SBA hereunder without limitation, including but not limited to all interest, other fees and expenses (all hereinafter called “Obligations”). The Collateral includes the following property that Borrower now owns or shall acquire or create immediately upon the acquisition or creation thereof: all tangible and intangible personal property, including, but not limited to: (a) inventory, (b) equipment, (c) instruments, including promissory notes (d) chattel paper, including tangible chattel paper and electronic chattel paper, (e) documents, (f) letter of credit rights, (g) accounts, including health-care insurance receivables and credit card receivables, (h) deposit accounts, (i) commercial tort claims, (j) general intangibles, including payment intangibles and software and (k) as-extracted collateral as such terms may from time to time be defined in the Uniform Commercial Code. The security interest the Borrower grants includes all accessions, attachments, accessories, parts, supplies and replacements for the Collateral, all products, proceeds and collections thereof and all records and data relating thereto. Since the inception of this Loan, the Company recorded $14,053 in unpaid interest on this loan.

ABCO acquired the assets of Dr. Fred Air Conditioning services on September 2, 2018, for the total price of $22,000. The allocation of the purchase price was to truck and equipment at $15,000 and the balance was allocated to inventory and the license for a period of five or more years. The truck and equipment were financed by Ascentium Capital. The payments on the Ascentium capital note are $435 and the payments on the Donze note are $212 each per month. The balance on the Ascentium note on December 31, 2022, and 2021 was $0 and $0 respectively.

ABCO ENERGY, INC.

UNAUDITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND

DECEMBER 31, 2021

The Company and its prior President Mr. Charles O’Dowd negotiated the short-term loan the Company received from Mr. O’Dowd on several occasions that totaled $61,052 in principal when Mr. O’Dowd left the Company. On May 20, 2021, the Company issued Mr. O’Dowd a Promissory Note for the balance of his note. The terms of the settlement were that the Company paid $5,000 in cash and agreed to pay $1,500 per month for 48 months for a total settlement of $77,000 including all interest owed at that time. The note did not include a stated interest rate, so no interest is calculated on this note after settlement. The balance on this note was $45,000 on December 31, 2022.

Mr. Charles O’Dowd, former President and Director of ABCO Energy, resigned from all positions with the Company on October 7, 2019.

During September 2020 and December 2020, the Company purchased two new Chevrolet trucks for operations. The trucks were financed by GMAC and Mechanics bank for the full purchase price and Mr. Shorey, the President, guaranteed the debt. The balance on the two notes was $14,697 and $15,569 on December 31, 2022, and $19,725 and $20,140 on December 31, 2021.

On April 1, 2022, the promissory note payable to the President in the amount of $311,896 was converted into a secured note covering all assets of the Company. The Note bears interest at the rate of 12% per annum and is due on demand. Financing statements are expected to be filed in Pima County, AZ and in Las Vegas County, NV covering the assets which are securing this Note. The note has unpaid interest due in the amount of $134,817. See Exhibit 99.2 for a form of the Note. This note had a balance of $634,733 and $533,244 on December 31, 2022 and 2021 respectively.

Note 13 – Stockholder’s Deficit

Common Stock

During the year ended December 31, 2022, the following warrants were exercised, and shares were issued.

Capital Company	Warrants Exercised	Exercise price	Dollars converted
Oasis Capital	5,206,530	.00807	42,017
Total (weighted average price is $.00915)	5,206,530	.00807	$42,017

Debenture and warrant holders converted debt of $448,021 into 59,986,599 shares which were issued upon conversion of the notes referred to in Note 10 above for the year ended December 31, 2021, and additional warrants aggregating 5,545,039 shares were issued.

Capital Company	Shares converted	Dollars converted
Power Up	11,864,969	$108,500
Oasis Capital	48,121,630	339,521
Total	59,986,599	$448,021

ABCO ENERGY, INC.

UNAUDITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND

DECEMBER 31, 2021

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

An aggregate of 7,408 stock awards is outstanding under the Equity Incentive Plan (“EIP”) as of December 31, 2022. An aggregate of 5,000,000 stock awards were issued in 2021, of which, 3,500,000 were held by Consultants controlled by Mr. Shorey, 500,000 were held by Mr. Marx and 1,000,000 which are held by an unrelated consultant.

ABCO ENERGY, INC.

UNAUDITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND

DECEMBER 31, 2021

Note 15 – Subsequent events.

There are no reportable subsequent events known to Management at the time of filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, December 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including the Company’s Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms. Based upon that evaluation, the Chairman/CEO and the Chief Financial Officer concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to the Company required to be included in the Company’s period SEC filings. The Company is attempting to expand such controls and procedures, however, due to a limited number of resources the complete segregation of duties is not currently in place.

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

Based on our evaluation under the Internal Control-Integrated Framework, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective as of December 31, 2019. Management believes that this conclusion results in a large part from [i] maintaining some segregation of duties within the Company due to its reliance on individuals to fill multiple roles and responsibilities and [ii] the Company having limited personnel to prepare its financial statements. During the year ended December 31, 2022, the Company continued its reliance on the Internal Control – Integrated Framework in the same manner as in prior periods due to the same limitations of personnel.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the name and age of officers and director as of December 31, 2022. Our Executive Officers are elected annually by our board of directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified. Mr. Marx was a member of the Board and was an Officer prior to the acquisition of Energy Conservation Technologies, Inc. and afterward he was reappointed to the Board on the effective day July 1, 2011. Mr. Marx resigned in November 2021.

David Shorey, President, CEO, Chief Financial Officer, Secretary and Director, is a “Promoter” within the meaning of Rule 405 of Regulation C in that he was instrumental in founding and organizing ABCO Energy, Inc.

Officer’s Name	Directors Name	Age	Officer’s Position	Appointment date
David Shorey	David Shorey	80	President, CEO, CFO and Director	December 1, 2020

The Board of Directors consists of one individual, David Shorey, President, CEO, CFO, Secretary and Director. Mr. Shorey also serves as Director and Officer of the predecessor companies and all of the Subsidiary Companies. Biographies of the Executive Officer and Member of the Board of Directors are set forth below:

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

AUDIT COMMITTEE

The Audit Committee for the Company currently consists of the single member of the Board which acts in such a capacity and will do so for the immediate future due to the limited size of the Board. The Company intends to increase the size of its Board in the future, at which time it may appoint a separate Audit Committee.

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

COMPENSATION COMMITTEE

The Company does not presently have a Compensation Committee and the Board acts in such a capacity and will do so for the immediate future due to the limited size of the Board. The Company intends to increase the size of its Board in the future, at which time it may appoint a Compensation Committee.

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

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities We believe that, during fiscal 2022, our directors, executive officer and 10% stockholders have complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

REMUNERATION OF DIRECTORS AND OFFICERS

Summary Compensation Table

The following table sets forth certain summary information concerning the cash and non-cash compensation awarded to, earned by, or paid to David Shorey as current President and Secretary for the fiscal years ended December 31, 2022. Mr. Shorey is referred to as the “named executive officer” in this Report.

Name and Principal Position (1)	Year	Compensation Salary ($)	Bonus ($)	Share Awards ($)		All Other Compensation ($)	Total Compensation ($)
David Shorey, President	2021	$50,000	0	155,500,000	(1)	155,500	$205,500
	2022	60,000	0	0		0	60,000

(1) Mr. Shorey receives contractual compensation of $60,000 per year. $60,000 was accrued and unpaid in 2022. In addition, Mr. Shorey received 3,500,000 shares as a bonus on March 3, 2021, and received 152,000,000 shares from conversion of preferred shares and recorded compensation totaling $152,000.

There is no family relationship between any of the current officers or directors of the Company and any other employees of the Company.

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

There were no stock awards outstanding under the Equity Incentive Plan as of December 31, 2022.

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

Name and Address of Owner (1)	Title of Securities	Amount and nature of common stock		Percent of class (3)	Amount and nature of preferred stock (2) (4)	Percentage of class (5)
David Shorey	Common	141,504,707	(6)	55%	12,800,000	100%

All Officers, Directors and 5% Shareholders - As a Group	Common	141,504,707		55%	12,800,000	100%

(1)	The address is c/o ABCO Energy, Inc., 2505 N. Alvernon Way, Tucson, AZ 85712
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

(3)	Based upon 260,515,166 shares outstanding on December 31, 2022.
(4)	These shares are convertible into 128,000,000 shares of common stock at an exercise price of $.001 per share.
(5)	Based upon 12,800,000 shares of Preferred Stock, outstanding as December 31, 2022.
(6)	These shares are held of record by a corporate entity owned by David Shorey.

The aggregate of 0 stock awards were outstanding under the Equity Incentive Plan as of December 31, 2022.

On September 15, 2017, and on August 30, 2018, the Board of Directors authorized the issuance of an aggregate of 30,000,000 shares of Class B Convertible Preferred Stock [“Series B”] to Mr. O’Dowd and to Wayne Marx of the Company and to two Consultant Companies owned by David Shorey, President, CEO, CFO and Director. Of the Series B, 12,000,000 shares were issued to Charles O’Dowd and 2,000,000 to Wayne Marx, the Directors. Each Consultant received 8,000,000 shares. See the Company’s Schedule 14C filed with the Commission on September 28, 2018. Upon his resignation Mr. O’Dowd’s preferred shares were cancelled and issued to the two consultants. These preferred shares have no market pricing and management assigned the value of $15,000 to the stock issue based on the par value of the preferred stock of $0.001. Mr. Marx’s preferred stock was re-issued to a consultant upon his resignation in November 2021. The 30,000,000 shares of Preferred Stock had 200 votes for each share of record. The holders of the Preferred are also entitled to be issued an additional 300,000,000 common shares upon conversion of the Preferred Stock. Series B have anti-dilution provisions. Accordingly, as a result of owning these shares of Common and Preferred Stock, the Control Shareholders will have voting control over the Company. During 2021, David Shorey converted 17,200,000 shares of preferred stock into 172,000,000 shares of common stock and distributed 32,000,000 shares to a consultant of the company.

The shareholders on January 11, 2021, authorized an increase in authorized common shares to 2,000,000,000 from 29,411,765 shares. Our board of directors believes that it is desirable to have additional authorized shares of common stock available for possible future financing, acquisition transactions, joint ventures and other general corporate purposes. Our board of directors believes that having such additional authorized shares of common stock available for issuance in the future will give us greater flexibility and may allow such shares to be issued without the expense and delay of a special shareholders’ meeting unless such approval is expressly required by applicable law. Although such issuance of additional shares with respect to future financing and acquisitions would dilute existing shareholders, management believes that such transactions would increase the overall value of the Company to its shareholders.

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

Any future material transactions and loans will be made or entered into on terms that are no less favorable to the Company that those that can be obtained from unaffiliated third parties. Any forgiveness of loans must be approved by a majority of the Company’s independent directors who do not have an interest in the transactions and who have access, at the Company’s expense, to the Company’s or independent counsel. Until the Company has more than two directors, this policy will not be in effect.

Officers and director’s loans are demand notes with accrued interest totaling $634,733 as of December 31, 2022, and $533,244 as of December 31, 2021.

The following table indicates the balances due on demand notes and the accrued interest on these notes. Related party notes payable as of December 31, 2022, and December 31, 2021, consists of the following:

Description	December 31, 2022	December 31, 2021
Notes payable – Director bearing interest at 12% per annum, unsecured, demand notes.	$499,916	$449,986

Accrued interest	134,817	83,258
Total	$634,733	$533,244

The Officer and Directors note is a secured demand note and bears interest at 12% per annum. This note resulted in an interest charge of $134,817 accrued and unpaid on December 31, 2022, and $83,258 on December 31, 2021. The combined total funds due to Officers and related parties totaled $634,733 with principal and interest on December 31, 2022.

Any future material transactions and loans will be made or entered into on terms that are no less favorable to the Company that those that can be obtained from unaffiliated third parties. Any forgiveness of loans must be approved by a majority of the Company’s independent directors who do not have an interest in the transactions and who have access, at the Company’s expense, to the Company’s or independent counsel. Until the Company has more than two directors, this policy will not be in effect.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees contracted by our auditors, for professional services rendered for the audit of our annual consolidated financial statements during the years ended December 31, 2022, and 2021, and for the reviews of the consolidated financial statements are included in our Quarterly Reports on Form 10-Q during the fiscal years.

During 2022 and 2021, the Company paid Slack & Company CPA, LLC $10,000 for the audit for the fiscal year ended December 31, 2020 and has paid Hudgens CPA a total of $5,000 as of the date of this report for the audit of 2021.

Audit-Related Fees

Our independent registered public accounting firms did not bill us during the years ended December 31, 2022, and 2021 for non- audit related services.

Tax Fees

Our independent registered public accounting firms did not bill us during fiscal years ended December 31, 2022, and 2021 for tax related services.

All Other Fees

Our independent registered public accounting firms did not bill us during the years ended December 31, 2022, and 2021 for other services.

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

ABCO ENERGY, INC.

Date: April 17, 2023	By: /s/ DAVID SHOREY
David Shorey
Chief Executive Officer

Date: April 17, 2023	By: /s/ DAVID SHOREY
David Shorey
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Position	Name

April 17, 2023	Chief Executive Officer, President, Secretary and Director	/s/ DAVID SHOREY
David Shorey